Form 10-Q
period 1995-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 1995-08-03
CIK 810117

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                    OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 33-11576


         Southwest Royalties Institutional Income Fund VII-B, L.P.
                  (Exact name of registrant as specified
                   in its limited partnership agreement)

Delaware                                           75-2165825
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


                       407 N. Big Spring, Suite 300
                           Midland, Texas 79701
                 (Address of principal executive offices)

                              (915) 686-9927
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes   X   No

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION

Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1994 which are found in the Registrant's Form 10-K Report for 1994 filed with the Securities and Exchange Commission. The December 31, 1994 balance sheet included herein has been taken from the Registrant's 1994 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1995            1994
                                                -----------    ------------
                                                (unaudited)

     Assets

Current assets:
  Cash                                         $     32,119        29,657
  Receivable from Managing General Partner          136,315       106,547
                                                  ---------     ---------
    Total current assets                            168,434       136,204
                                                  ---------     ---------
Oil and gas properties - using the full
  cost method of accounting                       4,354,609     4,354,609
  Less accumulated depreciation,
    depletion and amortization                    2,650,370     2,533,370
                                                  ---------     ---------
    Net oil and gas properties                    1,704,239     1,821,239
                                                  ---------     ---------
                                               $  1,872,673     1,957,443
                                                  =========     =========
     Liabilities and Partners' Equity

Current liabilities:
  Accounts payable                             $        660           663
  Distributions payable                                 165           135
                                                  ---------     ---------
    Total current liabilities                           825           798
                                                  ---------     ---------
Partners' equity:
  General partners                                 (457,603)     (449,123)
  Limited partners                                2,329,451     2,405,768
                                                  ---------     ---------
    Total partners' equity                        1,871,848     1,956,645
                                                  ---------     ---------
                                               $  1,872,673     1,957,443
                                                  =========     =========

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Operations
                                (unaudited)


                                    Three Months Ended    Six Months Ended
                                         June 30,             June 30,
                                      1995      1994       1995      1994
                                      ----      ----       ----      ----

     Revenues

Income from net profits interests $  186,409   148,355    359,704   296,890
Interest income from operations          651       495      1,145       903
                                     -------   -------    -------   -------
                                     187,060   148,850    360,849   297,793
                                     -------   -------    -------   -------
      Expenses

General and administrative            28,024    30,017     66,646    69,233
Depreciation, depletion and
  amortization                        60,000    74,000    117,000   154,000
                                     -------   -------    -------   -------
                                      88,024   104,017    183,646   223,233
                                     -------   -------    -------   -------
Net income                        $   99,036    44,833    177,203    74,560
                                     =======   =======    =======   =======
Net income allocated to:

  Managing General Partner        $    8,913     4,035     15,948     6,710
                                     =======   =======    =======   =======
  General Partner                 $      990       448      1,772       746
                                     =======   =======    =======   =======
  Limited Partners                $   89,133    40,350    159,483    67,104
                                     =======   =======    =======   =======
     Per limited partner unit     $     5.94      2.69      10.63      4.47
                                     =======   =======    =======   =======

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Cash Flows
                                (unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                        1995        1994
                                                        ----        ----
Cash flows from operating activities:

Cash received from income from net
  profits interests                                $   329,936     294,112
Cash paid to suppliers                                 (66,649)    (43,535)
Interest received                                        1,145         903
                                                       -------     -------
  Net cash provided by operating activities            264,432     251,480
                                                       -------     -------
Cash used in financing activities:

Distributions to partners                             (261,970)   (237,029)
                                                       -------     -------
Net increase in cash                                     2,462      14,451

Cash -
  beginning of period                                   29,657       6,325
                                                       -------     -------
  end of period                                    $    32,119      20,776
                                                       =======     =======

                                                                (continued)

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                                (unaudited)



                                                     Six Months Ended
                                                          June 30,
                                                   1995             1994
                                                   ----             ----
Reconciliation of net income to
  net cash provided by operating
  activities:

Net income                                     $  177,203           74,560

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

    Depreciation, depletion and amortization      117,000          154,000
    Increase in accounts receivable               (29,768)          (2,778)
    Increase (decrease) in accounts payable            (3)          25,698
                                                  -------          -------
Net cash provided by operating activities    $    264,432          251,480
                                                  =======          =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Royalties Institutional Income Fund VII-B, L.P. was organized as a Delaware limited partnership on January 28, 1987. The offering of such limited partnership interests began March 23, 1987; minimum capital requirements were met May 20, 1987 and concluded December 1, 1987, with total limited partner contributions of $7,500,000.

The Partnership was formed to acquire royalty and net profits interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties, and to distribute the net proceeds from operations to the limited and general partners. Net revenues from producing oil and gas properties will not be reinvested in other revenue producing assets except to the extent that production facilities and wells are improved or reworked or where methods are employed to improve or enable more efficient recovery of oil and gas reserves.

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farmout arrangements, sale of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to fluctuate in later years based on these factors.

Results of Operations

A. General Comparison of the Quarters Ended June 30, 1995 and 1994

The following table provides certain information regarding performance factors for the quarters ended June 30, 1995 and 1994:

                                               Three Months
                                                   Ended         Percentage
                                                  June 30,        Increase
                                               1995     1994     (Decrease)
                                               ----     ----     ----------

Average price per barrel of oil           $    17.70     16.05      10%
Average price per mcf of gas              $     1.73      1.94     (11%)
Oil production in barrels *                   12,100    11,300       7%
Gas production in mcf *                       40,900    26,600      54%
Income from net profits interests         $  186,409   148,355      26%
Partnership distributions                 $  137,000   111,000      23%
Limited partner distributions             $  123,300    99,900      23%
Per unit distribution to limited partners $     8.22      6.66      23%
Number of limited partner units               15,000    15,000

*In the Form 10-Q, for the quarter ended June 30, 1994, the oil and gas production volumes were calculated by rounding to the nearest 500 barrels or mcf, respectively. In the Form 10-Q, for the quarter ended June 30, 1995, the oil and gas production volumes were calculated by rounding to the nearest 100 barrels or mcf, respectively.

Revenues:

The Partnership's income from net profits interests increased to $186,409 from $148,355 for the quarters ended June 30, 1995 and 1994, respectively, an increase of 26%. The principal factors affecting the comparison of the quarters ended June 30, 1995 and 1994 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1995 as compared to the quarter ended June 30, 1994 by 10%, or $1.65 per barrel, resulting in an increase of approximately $18,600 in income from net profits interests. Oil sales represented 75% of total oil and gas sales during the quarter ended June 30, 1995 as compared to 78% during the quarter ended June 30, 1994.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 11%, or $.21 per mcf, resulting in a decrease of approximately $5,600 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $13,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 800 barrels or 7% during the quarter ended June 30, 1995 as compared to the quarter ended June 30, 1994, resulting in an increase of approximately $14,200 in income from net profits interests.

    Gas production increased approximately 14,300 mcf or 54% during the same period, resulting in an increase of approximately $24,700 in income from net profits interests.

    The total increase in income from net profits interests due to the change in production is approximately $38,900. The increase is a result of successful workovers on two wells.

3. Lease operating costs and production taxes were 16% higher, or approximately $13,900 more during the quarter ended June 30, 1995 as compared to the quarter ended June 30, 1994. The increase is a result of workover costs incurred in 1995.

Costs and Expenses:

Total costs and expenses decreased to $88,024 from $104,017 for the quarters ended June 30, 1995 and 1994, respectively, a decrease of 15%. The decrease is the result of a decrease in general and administrative expense and depletion.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 7% or approximately $2,000 during the quarter ended June 30, 1995 as compared to the quarter ended June 30, 1994.

2. Depletion expense decreased to $60,000 for the quarter ended June 30, 1995 from $74,000 for the same period in 1994. This represents a decrease of 19%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Although oil and gas revenues increased for the quarter ended June 30, 1995 as compared to the quarter ended June 30, 1994, the decrease in depletion expense is the result of the change in oil prices since 1994.

B.  General Comparison of the Six Month Periods Ended June 30, 1995 and 1994

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1995 and 1994:

                                                 Six Months
                                                   Ended         Percentage
                                                  June 30,        Increase
                                               1995     1994     (Decrease)
                                               ----     ----     ----------

Average price per barrel of oil           $    17.17     14.24      21%
Average price per mcf of gas              $     1.79      2.20     (19%)
Oil production in barrels *                   25,200    24,000       5%
Gas production in mcf *                       67,400    65,500       3%
Income from net profits interests         $  359,704   296,890      21%
Partnership distributions                 $  262,000   237,000      11%
Limited partner distributions             $  235,800   213,300      11%
Per unit distribution to limited partners $    15.72     14.22      11%
Number of limited partner units               15,000    15,000

*In the Form 10-Q, for the six months ended June 30, 1994, the oil and gas production volumes were calculated by rounding to the nearest 500 barrels or mcf, respectively. In the Form 10-Q, for the six months ended June 30, 1995, the oil and gas production volumes were calculated by rounding to the nearest 100 barrels or mcf, respectively.

Revenues:

The Partnership's income from net profits interests increased to $359,704 from $296,890 for the six months ended June 30, 1995 and 1994, respectively, an increase of 21%. The principal factors affecting the comparison of the six months ended June 30, 1995 and 1994 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 by 21%, or $2.93 per barrel, resulting in an increase of approximately $70,300 in income from net profits interests. Oil sales represented 78% of total oil and gas sales during the six months ended June 30, 1995 as compared to 70% during the six months ended June 30, 1994.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 19%, or $.41 per mcf, resulting in a decrease of approximately $26,900 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $43,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 1,200 barrels or 5% during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994, resulting in an increase of approximately $20,600 in income from net profits interests.

    Gas production increased approximately 1,900 mcf or 3% during the same period, resulting in an increase of approximately $3,400 in income from net profits interests.

    The total increase in income from net profits interests due to the change in production is approximately $24,000.

3. Lease operating costs and production taxes were 2% higher, or approximately $4,200 more during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

Costs and Expenses:

Total costs and expenses decreased to $183,646 from $223,233 for the six months ended June 30, 1995 and 1994, respectively, a decrease of 18%. The decrease is the result of a decrease in general and administrative expense and depletion.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $2,600 during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

2. Depletion expense decreased to $117,000 for the six months ended June 30, 1995 from $154,000 for the same period in 1994. This represents a decrease of 24%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Although oil and gas revenues increased for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994, the decrease in depletion expense is the result of the change in oil prices since 1994.

Liquidity and Capital Resources:

The primary source of cash is from profitable operations. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $264,400 in the six months ended June 30, 1995 as compared to approximately $251,500 in the six months ended June 30, 1994. Primary source of the 1995 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $262,000 in the six months ended June 30, 1995 as compared to approximately $237,000 in the six months ended June 30, 1994. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1995 were $262,000 of which $235,800 was distributed to the limited partners and $26,200 was distributed to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1995 was $15.72. Total distributions during the six months ended June 30, 1994 were $237,000 of which $213,300 was distributed to the limited partners and $23,700 was distributed to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1994 was $14.22. The source for the 1995 distributions of $262,000 was oil and gas operations of approximately $264,400, resulting in excess cash for contingencies or subsequent distributions. The source for the 1994 distributions of $237,000 was oil and gas operations of approximately $251,500, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $7,508,054 have been made to the partners. As of June 30, 1995, $6,765,266 or $451.02 per limited partner unit has been distributed to the limited partners, representing a 90% return of the capital contributed.

As of June 30, 1995, the Partnership had approximately $167,600 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  None
         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND VII-B, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


Date:  August 2, 1995            By:   /s/ Bill E. Coggin
                                       ------------------------------
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer