Form 10-Q
period 1995-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 1995-11-09
CIK 810117

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

                      PART I. - FINANCIAL INFORMATION


Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1994 which are found in the Registrant's Form 10-K Report for 1994 filed with the Securities and Exchange Commission. The December 31, 1994 balance sheet included herein has been taken from the Registrant's 1994 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                              Balance Sheets


                                               September 30,   December 31,
                                                   1995            1994
                                               -------------   ------------
                                                (unaudited)
      Assets

Current assets:
  Cash                                       $     48,778          29,657
  Receivable from Managing General Partner        102,103         106,547
                                                ---------       ---------
    Total current assets                          150,881         136,204
                                                ---------       ---------
Oil and gas properties - using the full
 cost method of accounting                      4,354,609       4,354,609
  Less accumulated depreciation,
   depletion and amortization                   2,696,370       2,533,370
                                                ---------       ---------
    Net oil and gas properties                  1,658,239       1,821,239
                                                ---------       ---------
                                             $  1,809,120       1,957,443
                                                =========       =========
      Liabilities and Partners' Equity

Current liabilities:
  Accounts payable                           $      -                 663
  Distributions payable                               404             135
                                                ---------       ---------
    Total current liabilities                         404             798
                                                ---------       ---------
Partners' equity:
  General partners                               (463,916)       (449,123)
  Limited partners                              2,272,632       2,405,768
                                                ---------       ---------
    Total partners' equity                      1,808,716       1,956,645
                                                ---------       ---------
                                             $  1,809,120       1,957,443
                                                =========       =========

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Operations
                                (unaudited)


                                  Three Months Ended    Nine Months Ended
                                    September 30,         September 30,
                                   1995       1994       1995       1994
                                   ----       ----       ----       ----
      Revenues

Income from net profits
 interests                    $   109,644    137,790    469,348    434,680
Interest income from
 operations                           470        759      1,615      1,662
                                  -------    -------    -------    -------
                                  110,114    138,549    470,963    436,342
                                  -------    -------    -------    -------
      Expenses

General and administrative         26,845     28,595     93,492     97,827
Depreciation, depletion and
 amortization                      46,000     69,000    163,000    223,000
                                  -------    -------    -------    -------
                                   72,845     97,595    256,492    320,827
                                  -------    -------    -------    -------
Net income                    $    37,269     40,954    214,471    115,515
                                  =======    =======    =======    =======
Net income allocated to:

  Managing General Partner    $     3,354      3,686     19,302     10,396
                                  =======    =======    =======    =======
  General partner             $       373        410      2,145      1,155
                                  =======    =======    =======    =======
  Limited partners            $    33,542     36,858    193,024    103,964
                                  =======    =======    =======    =======
    Per limited partner unit  $      2.24       2.46      12.87       6.93
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                         1995       1994
                                                         ----       ----
Cash flows from operating activities:

  Cash received from income from net
   profits interests                                $   473,792    496,982
  Cash paid to suppliers                                (94,155)   (97,684)
  Interest received                                       1,615      1,662
                                                        -------    -------
    Net cash provided by operating activities           381,252    400,960
                                                        -------    -------
Cash used in financing activities:

  Distributions to partners                            (362,131)  (358,477)
                                                        -------    -------
    Net increase in cash                                 19,121     42,483

Cash:
  Beginning of period                                    29,657      6,325
                                                        -------    -------
  End of period                                     $    48,778     48,808
                                                        =======    =======

                                                                (continued)

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                                (unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                          1995      1994
                                                          ----      ----
Reconciliation of net income to
 net cash provided by operating
 activities:

Net income                                          $   214,471    115,515

Adjustments to reconcile net income
 to net cash provided by operating
 activities:

  Depreciation, depletion and amortization              163,000    223,000
  Decrease in accounts receivable                         4,444     62,302
  Increase (decrease) in accounts payable                  (663)       143
                                                        -------    -------
Net cash provided by operating activities           $   381,252    400,960
                                                        =======    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Southwest Royalties Institutional Income Fund VII-B, L.P. was organized as a Delaware limited partnership on January 28, 1987. The offering of such limited partnership interests began March 23, 1987, minimum capital requirements were met May 20, 1987 and concluded December 1, 1987, with total limited partner contributions of $7,500,000.

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

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farmout arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to fluctuate in later years based on these factors.

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1995 and 1994

The following table provides certain information regarding performance factors for the quarters ended September 30, 1995 and 1994:

                                                Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1995     1994    (Decrease)
                                                ----     ----    ----------
Average price per barrel of oil              $   16.12    16.30     (1%)
Average price per mcf of gas                 $    1.66     1.81     (8%)
Oil production in barrels                       10,100   10,100      0%
Gas production in mcf                           32,300   31,100      4%
Income from net profits interests            $ 109,644  137,790    (20%)
Partnership distributions                    $ 100,400  121,500    (17%)
Limited partner distributions                $  90,360  109,350    (17%)
Per unit distribution to limited partners    $    6.02     7.29    (17%)
Number of limited partner units                 15,000   15,000

Net Profits Interests

The Partnership's income from net profits interests decreased to $109,644 from $137,790 for the quarters ended September 30, 1995 and 1994, respectively, a decrease of 20%. The principal factors affecting the comparison of the quarters ended September 30, 1995 and 1994 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994 by 1%, or $.18 per barrel, resulting in a decrease of approximately $1,800 in income from net profits interests. Oil sales represented 75% of total oil and gas sales during the quarters ended September 30, 1995 and 1994.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 8%, or $.15 per mcf, resulting in a decrease of approximately $4,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $6,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production remained relatively unchanged during the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994.

    Gas production increased approximately 1,200 mcf or 4% during the same period, resulting in an increase of approximately $2,000 in income from net profits interests.

    The total increase in income from net profits interests due to the change in production is approximately $2,000.

3. Lease operating costs and production taxes were 30% higher, or approximately $24,700 more during the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994. The increase is a result of workover costs incurred in 1995.

Costs and Expenses

Total costs and expenses decreased to $72,845 from $97,595 for the quarters ended September 30, 1995 and 1994, respectively, a decrease of 25%. The decrease is the result of a decrease in general and administrative expense and depletion.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 6% or approximately $1,800 during the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994.

2. Depletion expense decreased to $46,000 for the quarter ended September 30, 1995 from $69,000 for the same period in 1994. This represents a decrease of 33%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues declined due to a decline in price and production for the quarter ended September 30, 1995 as compared to the same period for 1994.

B.  General Comparison of the Nine Month Periods Ended September 30, 1995 and
    1994

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1995 and 1994:


                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1995     1994    (Decrease)
                                                ----     ----    ----------
Average price per barrel of oil              $   16.87    14.85      14%
Average price per mcf of gas                 $    1.75     2.07     (15%)
Oil production in barrels                       35,300   34,100       4%
Gas production in mcf                           99,800   96,500       3%
Income from net profits interests            $ 469,348  434,680       8%
Partnership distributions                    $ 362,400  358,500       1%
Limited partner distributions                $ 326,160  322,650       1%
Per unit distribution to limited partners    $   21.74    21.51       1%
Number of limited partner units                 15,000   15,000

Net Profits Interests

The Partnership's income from net profits interests increased to $469,348 from $434,680 for the nine months ended September 30, 1995 and 1994, respectively, an increase of 8%. The principal factors affecting the comparison of the nine months ended September 30, 1995 and 1994 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 by 14%, or $2.02 per barrel, resulting in an increase of approximately $68,900 in income from net profits interests. Oil sales represented 77% of total oil and gas sales during the nine months ended September 30, 1995 as compared to 72% during the nine months ended September 30, 1994.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 15%, or $.32 per mcf, resulting in a decrease of approximately $30,900 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $38,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 1,200 barrels or 4% during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994, resulting in an increase of approximately $20,200 in income from net profits interests.

    Gas production increased approximately 3,300 mcf or 3% during the same period, resulting in an increase of approximately $5,800 in income from net profits interests.

    The total increase in income from net profits interests due to the change in production is approximately $26,000.

3. Lease operating costs and production taxes were 11% higher, or approximately $28,900 more during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The increase is a result of workover costs incurred in 1995.

Costs and Expenses

Total costs and expenses decreased to $256,492 from $320,827 for the nine months ended September 30, 1995 and 1994, respectively, a decrease of 20%. The decrease is the result of a decrease in general and administrative expense and depletion.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $4,300 during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

2. Depletion expense decreased to $163,000 for the nine months ended September 30, 1995 from $223,000 for the same period in 1994. This represents a decrease of 27%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Although oil and gas revenues increased for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994, the decrease in depletion expense is the result of the change in oil prices since 1994.

Liquidity and Capital Resources

The primary source of cash is from profitable operations. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $381,300 in the nine months ended September 30, 1995 as compared to approximately $401,000 in the nine months ended September 30, 1994. Primary source of the 1995 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $362,100 in the nine months ended September 30, 1995 as compared to approximately $358,500 in the nine months ended September 30, 1994. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1995 were $362,400 of which $326,160 was distributed to the limited partners and $36,240 was distributed to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1995 was $21.74. Total distributions during the nine months ended September 30, 1994 were $358,500 of which $322,650 was distributed to the limited partners and $35,850 was distributed to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1994 was $21.51. The source for the 1995 distributions of $362,400 was oil and gas operations of approximately $381,300, resulting in excess cash for contingencies or subsequent distributions. The source for the 1994 distributions of $358,500 was oil and gas operations of approximately $401,000, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $7,608,454 have been made to the partners. As of September 30, 1995, $6,855,626 or $457.04 per limited partner unit has been distributed to the limited partners, representing a 91% return of the capital contributed.

As of September 30, 1995, the Partnership had approximately $150,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

                                      SOUTHWEST ROYALTIES INSTITUTIONAL
                                      INCOME FUND VII-B, L.P.
                                      a Delaware limited partnership


                                      By:  Southwest Royalties, Inc.
                                           Managing General Partner


Date:  November 8, 1995              By:  /s/ Bill E. Coggin
                                           ------------------------------
                                           Bill E. Coggin, Vice President
                                           and Chief Financial Officer