Form 10-K
period 1995-12-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 1996-03-26
CIK 810117

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
(Mark One)

[x]  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1995

                                    OR

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 [No Fee Required]

For the transition period from                      to

Commission File Number  33-11576

         Southwest Royalties Institutional Income Fund VII-B, L.P.
                 (Exact name of registrant as specified in
                    its limited partnership agreement)

Delaware                                                    75-2165825
State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                       Identification No.)

407 N. Big Spring, Suite 300, Midland, Texas                   79701
(Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code  (915) 686-9927

        Securities registered pursuant to Section 12(b) of the Act:

                                   None

        Securities registered pursuant to Section 12(g) of the Act:

                       limited partnership interests

     Indicate by check mark whether registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:     Yes   x    No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.     [x]

     The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

     The total number of pages contained in this report is 40.  There is no exhibit index.

                             Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 8

 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . 8

                                  Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . 9

 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .10

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . . . . . . .11

 8.  Financial Statements and Supplementary Data . . . . . . . . . . . .18

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure. . . . . . . . . . . . . . .32

                                 Part III

10.  Directors and Executive Officers of the Registrant. . . . . . . . .33

11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . .36

12.  Security Ownership of Certain Beneficial Owners
     and Management. . . . . . . . . . . . . . . . . . . . . . . . . . .36

13.  Certain Relationships and Related Transactions. . . . . . . . . . .38

                                  Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . .39

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .40

                                  Part I

Item 1.   Business

General

          Southwest Royalties Institutional Income Fund VII-B, L.P. (the "Partnership" or "Registrant") was organized as a Delaware limited partnership on January 28, 1987. The offering of limited partnership interests began March 23, 1987, reached minimum capital requirements May 20, 1987, and concluded December 1, 1987. The Partnership has no subsidiaries.

          The Partnership has expended its capital and acquired interests in producing oil and gas properties. After such acquisitions, the Partnership has produced and marketed the crude oil and natural gas produced from such properties. In most cases, the Partnership purchased royalty or overriding royalty interests and working interests in oil and gas properties that were converted into net profits interests or other nonoperating interests. The Partnership purchased either all or part of the rights and obligations under various oil and gas leases.

          The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The managing general partner of the Partnership, Southwest Royalties, Inc. (the "Managing General Partner") and its staff of 160 individuals, together with certain independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

Principal Products, Marketing and Distribution

          The Partnership has acquired and holds royalty, overriding royalty and net profit interests in oil and gas properties located in Texas, New Mexico, Oklahoma, Wyoming, Illinois and Louisiana. All activities of the Partnership are confined to the continental United States. All oil and gas produced from these properties is sold to unrelated third parties in the oil and gas business.

          The revenues generated from the Partnership's oil and gas activities are dependent upon the current market for oil and gas. With some periodic exceptions, since the early 1980's, there has been a worldwide oversupply of oil and gas; therefore, market prices have declined significantly. In the latter part of 1990 and early 1991, the Persian Gulf crisis resulted in a short period of increased oil prices, with such prices again falling following the cessation of hostilities. The prices received by the Partnership for its oil and gas production depend upon numerous factors beyond the Partnership's control, including competition, economic, political and regulatory developments and competitive energy sources, and make it particularly difficult to estimate future prices of oil and natural gas.

          Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    1995          77%          23%
                    1994          74%          26%
                    1993          70%          30%

          As the table indicates, the majority of the Partnership's revenue is from its oil production, and Partnership revenues will be highly dependent upon the future prices and demands for oil.

Seasonality of Business

          Although the demand for natural gas is highly seasonal, with higher demand in the colder winter months and in very hot summer months, the Partnership has been able to sell all of its natural gas, either through contracts in place or on the spot market at the then prevailing spot market price. As a result, the volumes sold by the Partnership have not fluctuated materially with the change of season.

Customer Dependence

          No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, the loss of one of which would have a material adverse impact on the Partnership. Three purchasers accounted for 56% of the Partnership's total oil and gas production during 1995: Amoco Production Company, Scurlock Permian Corp. and Hunt Oil Company purchased 20%, 19% and 17%, respectively. Four purchasers accounted for 63% of the Partnership's total oil and gas production during 1994: Amoco Production Company, Hunt Oil Company, Scurlock Permian Corp., and Phillips 66 Company purchased 22%, 20%, 14% and 11%, respectively. Four purchasers accounted for 66% of the Partnership's total oil and gas production during 1993: Amoco Production Company, Hunt Oil Company, Inc., Phillips 66 Company and Scurlock Permian Corporation purchased 23%, 20%, 12% and 11%, respectively. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

Competition

          Because the Partnership has utilized all of its funds available for the acquisition of net profits or royalty interests in producing oil and gas properties, it is not subject to competition from other oil and gas property purchasers. See Item 2, Properties.

          Factors that may adversely affect the Partnership include delays in completing arrangements for the sale of production, availability of a market for production, rising operating costs of producing oil and gas and complying with applicable water and air pollution control statutes, increasing costs and difficulties of transportation, and marketing of competitive fuels. Moreover, domestic oil and gas must compete with imported oil and gas and with coal, atomic energy, hydroelectric power and other forms of energy.

Regulation

          Oil and Gas Production - The production and sale of oil and gas is subject to federal and state governmental regulation in several respects, such as existing price controls on natural gas and possible price controls on crude oil, regulation of oil and gas production by state and local governmental agencies, pollution and environmental controls and various other direct and indirect regulations. Many jurisdictions have periodically imposed limitations on oil and gas production by restricting the rate of flow for oil and gas wells below their actual capacity to produce and by imposing acreage limitations for the drilling of wells. The federal government has the power to permit increases in the amount of oil imported from other countries and to impose pollution control measures.

          Various aspects of the Partnership's oil and gas activities are regulated by administrative agencies under statutory provisions of the states where such activities are conducted and by certain agencies of the federal government for operations on Federal leases. Moreover, certain prices at which the Partnership may sell its natural gas production are controlled by the Natural Gas Policy Act of 1978, the Natural Gas Wellhead Decontrol
Act of 1989 and the regulations promulgated by the Federal Energy Regulatory Commission.

          Environmental - The Partnership's oil and gas activities are subject to extensive federal, state and local laws and regulations governing the generation, storage, handling, emission, transportation and discharge of materials into the environment. Governmental authorities have the power to enforce compliance with their regulations, and violations carry substantial penalties. This regulatory burden on the oil and gas industry increases its cost of doing business and consequently affects its profitability. The Managing General Partner is unable to predict what, if any, effect compliance will have on the Partnership.

          Industry Regulations and Guidelines - Certain industry regulations and guidelines apply to the registration, qualification and operation of oil and gas programs in the form of limited partnerships. The Partnership is subject to these guidelines which regulate and restrict transactions between the Managing General Partner and the Partnership. The Partnership will comply with these guidelines and the Managing General Partner does not anticipate that compliance will have a material adverse affect on Partnership operations.

Partnership Employees

          The Partnership has no employees; however the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 1995, there were 160 individuals directly employed by the Managing General Partner in various capacities.

Item 2.   Properties

          In determining whether an interest in a particular producing property was to be acquired, the Managing General Partner considered such criteria as estimated oil and gas reserves, estimated cash flow from the sale of production, present and future prices of oil and gas, the extent of undeveloped and unproved reserves, the potential for secondary, tertiary and other enhanced recovery projects and the availability of markets.

          As of December 31, 1995, the Partnership possessed an interest in oil and gas properties located in Gaines, Pecos, Stonewall, Howard, Garza, Midland, Winkler, Ward, Ector, Scurry, Upton, Crockett, Martin, Reagan, Leon, Ft. Bend, Andrews, Loving, Terry, Dawson, Lamb, Hale, Jones and Tom Green Counties of Texas; Pottawatomie, Garvin, McClain, Leflore and Caddo Counties of Oklahoma; Franklin County of Illinois; Lea, Chaves and Eddy Counties of New Mexico; Cameron and Calcasieu Parishes of Louisiana and Freemont County of Wyoming. These properties consist of various interests in approximately 4,781 wells and units.

          Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 1995, 1994 and 1993.

Significant Properties

          The following table reflects the significant properties in which the Partnership has an interest:

                          Date
                       Purchased       No. of         Proved Reserves*
Name and Location     and Interest     Wells      Oil (bbls)     Gas (mcf)

Mobil Acquisition     10/88 at 2%        21         15,809        589,479
Pecos and Upton       to 16% net
Counties, Texas       profits interest

Hook Acquisition      10/87 at 31% net    8         57,344           -
Howard County, Texas  profits interest

BHP-Hendricks         10/88 at 10% to     6        119,757        119,326
Winkler County,       17% net profits
Texas                 interest

N.R. Colby B          5/88 at 20%        10         39,936        104,366
Winkler County,       to 96% net
Texas                 profits interest

*The reserve estimates were prepared as of January 1, 1996, by Donald R. Creamer, P.E., an independent certified petroleum engineer, in accordance with the rules and regulations of the SEC. The calculation of reserves is a function, among other things, of oil and gas prices and extraction costs. The fluctuation of such prices or costs would have a corresponding effect on reserve estimates. The oil price used in the preparation of the reserve report as of January 1, 1996, was $17.24, which was the posted price at December 31, 1995, adjusted by the Partnership's average oil price, with the price of gas being the contract price for each respective lease. As also discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil prices were subject to frequent changes in 1995.

          The evaluation of oil and gas properties is not an exact science and inevitably involves a significant degree of uncertainty, particularly with respect to the quantity of oil or gas that any given property is capable of producing. Estimates of oil and gas reserves are based on available geological and engineering data, the extent and quality of which may vary in each case and, in certain instances, may prove to be inaccurate. Consequently, properties may be depleted more rapidly than the geological and engineering data have indicated. Unanticipated depletion, if it occurs, will result in lower reserves than previously estimated; thus an ultimately lower return for the Partnership. Basic changes in past reserve estimates occur annually. As new data is gathered during the subsequent year, the engineer must revise his earlier estimates. A year of new information, which is pertinent to the estimation of future recoverable volumes, is available during the subsequent year evaluation. In applying industry standards and procedures, the new data may cause the previous estimates to be revised.
This revision may increase or decrease the earlier estimated volumes. Pertinent information gathered during the year may include actual production and decline rates, production from offset wells drilled to the same geologic formation, increased or decreased water production, workovers, and changes in lifting costs, among others. Accordingly, reserve estimates are often different from the quantities of oil and gas that are ultimately recovered.

          The Partnership has reserves which are classified as proved developed producing, proved developed non-producing, proved undeveloped and probable. All of the proved reserves are included in the engineering reports which evaluate the Partnership's present reserves. Probable reserves are not included in the reserve evaluation, and are less certain than proved reserves but can be estimated with a degree of certainty sufficient to indicate they are more likely to be recovered than not.

          Because the Partnership does not engage in drilling activities, the development of proved undeveloped reserves is conducted pursuant to farmout arrangements with the Managing General Partner or unrelated third parties. Generally, the Partnership retains a carried interest such as an overriding royalty interest under the terms of a farmout, or receives cash.

          The Partnership or the owners of properties in which the Partnership owns an interest can engage in workover projects or supplementary recovery projects, for example, to extract behind the pipe reserves which qualify as proved developed non-producing reserves. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.   Legal Proceedings

          There are no material pending legal proceedings to which the Partnership is a party.

Item 4.   Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of security holders during the fourth quarter of 1995 through the solicitation of proxies or otherwise.

                                  Part II


Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

Market Information

          Limited partnership interests, or units, in the Partnership were initially offered and sold for a price of $500. Limited partner units are not traded on any exchange and there is no public or organized trading market for them. The Managing General Partner has become aware of certain limited and sporadic transfers of units between limited partners and third parties, but has no verifiable information regarding the prices at which such units have been transferred. Further, a transferee may not become a substitute limited partner without the consent of the Managing General Partner.

          After completion of the Partnership's first full fiscal year of operations and each year thereafter, the Managing General Partner has offered and will continue to offer to purchase each limited partner's interest in the Partnership, at a price based on tangible assets of the Partnership, plus the present value of the future net revenues of proved oil and gas properties, minus liabilities with a risk factor discount of up to one-third which may be implemented in the sole discretion of the Managing General Partner. However, the Managing General Partner's obligation to purchase limited partner units is limited to an expenditure of an amount not in excess of 10% of the total limited partner units initially subscribed for by limited partners. In 1995,
282.5 limited partner units were tendered to and purchased by the Managing General Partner at a base price of $120.93 per unit. In 1994, 125 limited partner units were tendered to and purchased by the Managing General Partner at a base price of $113.82 per unit. In 1993, 18 limited partner units were tendered to and purchased by the Managing General Partner at a base price of $143.68 per unit.

Number of Limited Partner Interest Holders

          As of December 31, 1995, there were 972 holders of limited partner units in the Partnership.

Distributions

          Pursuant to Article IV, Section 4.01 of the Partnership's Certificate and Agreement of Limited Partnership "Net Cash Flow" is distributed to the partners on a monthly basis. "Net Cash Flow" is defined as "the cash generated by the Partnership's investments in producing oil and gas properties, less (i) General and Administrative Costs, (ii) Operating Costs, and (iii) any reserves necessary to meet current and anticipated needs of the Partnership, as determined in the sole discretion of the Managing General Partner."

          During 1995, twelve monthly distributions were made totaling $471,590, with $424,450 distributed to the limited partners and $47,140 to the general partners. For the year ended December 31, 1995, distributions of $28.30 per limited partner unit were made, based on 15,000 limited partner units outstanding. During 1994, twelve monthly distributions were made totaling $498,500, with $448,650 distributed to the limited partners and $49,850 to the general partners. For the year ended December 31, 1994, distributions of $29.91 per limited partner unit were made, based on 15,000 limited partner units outstanding. During 1993, twelve monthly distributions were made totaling $677,200, with $609,480 distributed to the limited partners and $67,720 to the general partners. For the year ended December 31, 1993, distributions of $40.63 per limited partner unit were made, based upon 15,000 limited partner units outstanding.

Item 6.   Selected Financial Data

          The following selected financial data for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 should be read in conjunction with the financial statements included in Item 8:

                                    Year ended December 31,
                     -----------------------------------------------------
                       1995       1994       1993       1992       1991
                       ----       ----       ----       ----       ----
Revenues           $   608,024    603,629    771,298    918,749    834,164

Net income             320,248    280,618    265,071    426,133    276,804

Partners' share
 of net income:

  General partners      32,024     28,062     26,507     44,488     32,180

  Limited partners     288,224    252,556    238,564    381,645    244,624

Limited partners'
 net income per
 unit                    19.21      16.84      15.90      25.44      16.31

Limited partners'
 cash distributions
 per unit                28.30      29.91      40.63      44.28      49.65

Total assets       $ 1,805,721  1,957,443  2,175,284  2,586,771  2,898,523

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

          The Partnership was formed to acquire nonoperating interests in producing oil and gas properties, to produce and market crude oil and natural gas produced from such properties and to distribute any net proceeds from operations to the general and limited partners. Net revenues from producing oil and gas properties are not reinvested in other revenue producing assets except to the extent that producing facilities and wells are reworked or where methods are employed to improve or enable more efficient recovery of oil and gas reserves. The economic life of the Partnership thus depends on the period over which the Partnership's oil and gas reserves are economically recoverable.

          Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farmout arrangements and on the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

          Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the limited partners has fluctuated over the past few years and is expected to fluctuate in later years based on these factors.

Results of Operations

A.   General Comparison of the Years Ended December 31, 1995 and 1994

The following table provides certain information regarding performance factors for the years ended December 31, 1995 and 1994:

                                              Year Ended        Percentage
                                              December 31,       Increase
                                             1995      1994     (Decrease)
                                             ----      ----     ----------
Average price per barrel of oil          $    16.83     15.05      12%
Average price per mcf of gas             $     1.73      1.99     (13%)
Oil production in barrels                    44,800    45,900      (2%)
Gas production in mcf                       127,600   122,300       4%
Income from net profits interests        $  605,859   601,112       1%
Partnership distributions                $  471,590   498,500      (5%)
Limited partner distributions            $  424,450   448,650      (5%)
Per unit distribution to limited
 partners                                $    28.30     29.91      (5%)
Number of limited partner units              15,000    15,000

Revenues:

The Partnership's income from net profits interests increased to $605,859 from $601,112 for the year ended December 31, 1995 and 1994, respectively, an increase of 1%. The principal factors affecting the comparison of the year ended December 31, 1995 and 1994 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 1995 as compared to the year ended December 31, 1994 by 12%, or $1.78 per barrel, resulting in an increase of approximately $81,700 in income from net profits interests. Oil sales represented 77% of total oil and gas sales during the year ended December 31, 1995 as compared to 74% during the year ended December 31, 1994.

     The average price for an mcf of gas received by the Partnership decreased during the same period by 13%, or $.26 per mcf, resulting in a decrease of approximately $31,800 in income from net profits interests.

     The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $49,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,100 barrels or 2% during the year ended December 31, 1995 as compared to the year ended December 31, 1994, resulting in a decrease of approximately $18,500 in income from net profits interests.

     Gas production increased approximately 5,300 mcf or 4% during the same period, resulting in an increase of approximately $9,200 in income from net profits interests.

     The net total decrease in income from net profits interests due to the change in production is approximately $9,300.

     Lease operating costs and production taxes, which relate directly to revenue, were 11% higher, or approximately $35,900 more during the year ended December 31, 1995 as compared to the year ended December 31, 1994. The increase is a result of workover costs incurred in 1995.

Costs and Expenses:

Total costs and expenses decreased to $287,776 from $323,011 for the year ended December 31, 1995 and 1994, respectively, a decrease of 11%. The decrease is the result of a decrease in general and administrative expense and depletion.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $4,200 during the year ended December 31, 1995 as compared to the year ended December 31, 1994.

2. Depletion expense decreased to $166,000 for the year ended December 31, 1995 from $197,000 for the same period in 1994. This represents a decrease of 16%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Although oil and gas revenues increased for the year ended December 31, 1995 as compared to the year ended December 31, 1994, the decline in depletion expense is the result of the change in oil prices since 1994.

B.   General Comparison of the Years Ended December 31, 1994 and 1993

     The following table provides certain information regarding performance factors for the years ended December 31, 1994 and 1993:

                                               Year Ended       Percentage
                                               December 31,      Increase
                                              1994     1993     (Decrease)
                                              ----     ----     ----------
Average price per barrel of oil           $   15.05    16.30       (8%)
Average price per mcf of gas              $    1.99     2.35      (15%)
Oil production in barrels                    45,900   51,000      (10%)
Gas production in mcf                       122,300  155,200*     (21%)
Income from net profits interests         $ 601,112  768,324      (22%)
Partnership distributions                 $ 498,500  677,200      (26%)
Limited partner distributions             $ 448,650  609,480      (26%)
Per unit distribution to limited
 partners                                 $   29.91    40.63      (26%)
Number of limited partner units              15,000   15,000

*In the Form 10-K, for the year ended December 31, 1993, the oil production volume was calculated by rounding to the nearest 1,000 barrels. In the Form 10-K, for the year ended December 31, 1994, the oil production volume was calculated by rounding to the nearest 100 barrels.

Revenues:

The Partnership's income from net profits interests decreased to $601,112 from $768,324 for the year ended December 31, 1994 and 1993, respectively, a decrease of 22%. The principal factors affecting the comparison of the year ended December 31, 1994 and 1993 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the year ended December 31, 1994 as compared to the year ended December 31, 1993 by 8%, or $1.25 per barrel, resulting in a decrease of approximately $63,800 in income from net profits interests. Oil sales represented 74% of total oil and gas sales during the year ended December 31, 1994 as compared to 70% during the year ended December 31, 1993.

     The average price for an mcf of gas received by the Partnership decreased during the same period by 15%, or $.36 per mcf, resulting in a decrease of approximately $55,900 in income from net profits interests.

     The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $119,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 5,100 barrels or 10% during the year ended December 31, 1994 as compared to the year ended December 31, 1993, resulting in a decrease of approximately $76,800 in income from net profits interests.

     Gas production decreased approximately 32,900 mcf or 21% during the same period, resulting in a decrease of approximately $65,500 in income from net profits interests.

     The total decrease in income from net profits interests due to the change in production is approximately $142,300. A decline of approximately 950 bbls and 30,750 mcf is due to one well successfully recompleted to a new zone in March 1993. Generally, a recompleted well will experience a large amount of production initially followed by a steep decline in production over the first six months of its existence. Then, the well's production will level off to a more normal rate of decline. This one well experienced a large flow of production from March 1993 through December 1993. The remaining decreases are due primarily to the decline characteristic of the Partnership's oil and gas properties.

     Lease operating costs and production taxes, which relate directly to revenue, were 22% lower, or approximately $94,900 less during the year ended December 31, 1994 as compared to the year ended December 31, 1993. A decrease of approximately $67,200 is the result of workover costs incurred in 1993.

Costs and Expenses:

Total costs and expenses decreased to $323,011 from $506,227 for the year ended December 31, 1994 and 1993, respectively, a decrease of 36%. The decrease is the result of a decrease in general and administrative expense and depletion.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $2,200 during the year ended December 31, 1994 as compared to the year ended December 31, 1993.

2. Depletion expense decreased to $197,000 for the year ended December 31, 1994 from $378,000 for the same period in 1993. This represents a decrease of 48%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues declined due to a decline in price and production for the year ended December 31, 1994 as compared to the same period for 1993.

C.   Revenue and Distribution Comparison

     Partnership net income for the years ended December 31, 1995, 1994 and 1993 was $320,248 in 1995, $280,618 in 1994 and $265,071 in 1993. Excluding
the effects of depreciation, depletion and amortization, net income for the years ended December 31, 1995, 1994 and 1993 would have been $486,248, $477,618 and $643,071, respectively. Correspondingly, Partnership distributions for the years ended December 31, 1995, 1994 and 1993 were $471,590, $498,500 and $677,200, respectively. These differences are indicative of the changes in oil and gas prices, production and property during 1995, 1994 and 1993.

     The sources of the 1995 distributions of $471,590 were oil and gas operations of approximately $469,400 and property sales of approximately $900, with the balance from available cash on hand at the beginning of the period. The source of the 1994 distributions of $498,500 was oil and gas operations of approximately $521,900, resulting in excess cash for contingencies or subsequent distributions. The sources for the 1993 distributions of $677,200 were oil and gas operations of approximately $656,400 and farmouts of $100, with the balance from available cash on hand at the beginning of the period.

     Total distributions for the year ended December 31, 1995 were $471,590 of which $424,450 was distributed to the limited partners and $47,140 to the general partners. The per unit distribution to limited partners during the same period was $28.30. Total distributions for the year ended December 31, 1994 were $498,500 of which $448,650 was distributed to the limited partners and $49,850 to the general partners. The per unit distribution to limited partners during the same period was $29.91. Total distributions during the year ended December 31, 1993 were $677,200 of which $609,480 was distributed to the limited partners and $67,720 to the general partners. The per unit distribution to limited partners during the same period was $40.63.

     Since inception of the Partnership, cumulative monthly cash distributions of $7,717,644 have been made to the partners. As of December 31, 1995, $6,953,916 or $463.59 per limited partner unit, has been distributed to the limited partners, representing a 93% return of the capital contributed.

Liquidity and Capital Resources

          The primary source of cash is from operations, the receipt of income from net profits interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

          Cash flows provided by operating activities were approximately $469,400 in 1995 compared to approximately $521,900 in 1994 and approximately $656,400 in 1993. The primary source of the 1995 cash flow from operating activities was profitable operations.

          Cash flows provided by investing activities were approximately $900 in 1995 as compared to none in 1994 and $100 in 1993. The principal source of the 1995 cash flow from investing activities was the sale of oil and gas properties.

          Cash flows used in financing activities were approximately $471,300 in 1995 compared to approximately $498,500 in 1994 and approximately $677,200 in 1993. The only use in financing activities was the distributions to partners.

          As of December 31, 1995, the Partnership had approximately $151,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Item 8.   Financial Statements and Supplementary Data

                       Index to Financial Statements

                                                                       Page

Report of Independent Accountants. . . . . . . . . . . . . . . . . . . .19

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . .21

Statement of Changes in Partners' Equity . . . . . . . . . . . . . . . .22

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . .23

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . .25

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Southwest Royalties Institutional
 Income Fund VII-B, L.P.
Midland, Texas

We have audited the accompanying balance sheets of Southwest Royalties Institutional Income Fund VII-B, L.P. as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Institutional Income Fund VII-B, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                        JOSEPH DECOSIMO AND COMPANY
                        A Tennessee Registered Limited Liability Partnership


Chattanooga, Tennessee
March 20, 1996

         Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 1995 and 1994


                                                       1995        1994
                                                       ----        ----

     Assets

Current assets:
  Cash and cash equivalents                        $    28,684      29,657
  Receivable from Managing General
   Partner                                             122,722     106,547
                                                     ---------   ---------
      Total current assets                             151,406     136,204
                                                     ---------   ---------
Oil and gas properties - using the full-
 cost method of accounting                           4,353,685   4,354,609
  Less accumulated depreciation,
   depletion and amortization                        2,699,370   2,533,370
                                                     ---------   ---------
      Net oil and gas properties                     1,654,315   1,821,239
                                                     ---------   ---------
                                                   $ 1,805,721   1,957,443
                                                     =========   =========

    Liabilities and Partners' Equity

Current liabilities:
  Accounts payable                                 $     -             663
  Distribution payable                                     418         135
                                                     ---------   ---------
      Total current liabilities                            418         798
                                                     ---------   ---------
Partners' equity:
  General partners                                    (464,239)   (449,123)
  Limited partners                                   2,269,542   2,405,768
                                                     ---------   ---------
      Total partners' equity                         1,805,303   1,956,645
                                                     ---------   ---------
                                                   $ 1,805,721   1,957,443
                                                     =========   =========







                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 1995, 1994 and 1993


                                                1995      1994      1993
                                                ----      ----      ----

    Revenues

Income from net profits
 interests                                  $  605,859   601,112   768,324
Interest                                         2,165     2,517     2,974
                                               -------   -------   -------
                                               608,024   603,629   771,298
                                               -------   -------   -------
    Expenses

General and administrative                     121,776   126,011   128,227
Depreciation, depletion and
 amortization                                  166,000   197,000   378,000
                                               -------   -------   -------
                                               287,776   323,011   506,227
                                               -------   -------   -------
Net income                                  $  320,248   280,618   265,071
                                               =======   =======   =======

Net income allocated to:

  Managing General Partner                  $   28,822    25,256    23,856
                                               =======   =======   =======
  General partner                           $    3,202     2,806     2,651
                                               =======   =======   =======
  Limited partners                          $  288,224   252,556   238,564
                                               =======   =======   =======
    Per limited partner unit                $    19.21     16.84     15.90
                                               =======   =======   =======













                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 1995, 1994 and 1993


                                          General     Limited
                                          Partners    Partners     Total
                                          --------    --------     -----

Balance at December 31, 1992            $ (386,122)  2,972,778   2,586,656

  Net income                                26,507     238,564     265,071

  Distributions                            (67,720)   (609,480)   (677,200)
                                           -------   ---------   ---------
Balance at December 31, 1993              (427,335)  2,601,862   2,174,527

  Net income                                28,062     252,556     280,618

  Distributions                            (49,850)   (448,650)   (498,500)
                                           -------   ---------   ---------
Balance at December 31, 1994              (449,123)  2,405,768   1,956,645

  Net income                                32,024     288,224     320,248

  Distributions                            (47,140)   (424,450)   (471,590)
                                           -------   ---------   ---------
Balance at December 31, 1995            $ (464,239)  2,269,542   1,805,303
                                           =======   =========   =========





















                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 1995, 1994 and 1993


                                             1995        1994        1993
                                             ----        ----        ----

Cash flows from operating
 activities:

  Cash received from income
   from net profits interest           $   589,739     645,285     781,028
  Cash paid to suppliers                  (122,494)   (125,950)   (127,625)
  Interest received                          2,165       2,517       2,974
                                           -------     -------     -------
    Net cash provided by operating
     activities                            469,410     521,852     656,377
                                           -------     -------     -------
Cash flows provided by investing
 activities:

  Cash received from sale of oil
   and gas properties                          924        -            100
                                           -------     -------     -------
Cash flows used in financing
 activities:

  Distributions to partners               (471,307)   (498,520)   (677,160)
                                           -------     -------     -------
Net increase (decrease) in cash               (973)     23,332     (20,683)

Cash and cash equivalents:
  Beginning of year                         29,657       6,325      27,008
                                           -------     -------     -------
  End of year                          $    28,684      29,657       6,325
                                           =======     =======     =======

                                                                (continued)











                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)
                    Statements of Cash Flows, continued
               Years ended December 31, 1995, 1994 and 1993


                                                1995      1994      1993
                                                ----      ----      ----

Reconciliation of net income to
 net cash provided by operating
 activities:

Net income                                  $  320,248   280,618   265,071

Adjustments to reconcile net
 income to net cash provided
 by operating activities:

  Depreciation, depletion and
   amortization                                166,000   197,000   378,000
  (Increase) decrease in receivables           (16,175)   44,173    12,704
  Increase (decrease) in payables                 (663)       61       602
                                               -------   -------   -------
Net cash provided by operating
 activities                                 $  469,410   521,852   656,377
                                               =======   =======   =======
























                  The accompanying notes are an integrDal
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


1.   Summary of Significant Accounting Policies

     Oil and Gas Properties

     Oil and gas properties are accounted for at cost under the full-cost method. Under this method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized. Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are involved.

     The Partnership's policy for depreciation, depletion and amortization of oil and gas properties is computed over their remaining useful life using the units of revenue method based on dollars of future gross revenue attributable to proved oil and gas reserves.

     Under the future gross revenue method, the Partnership computes the provision by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing (a) oil and gas revenues during the period by (b) the total future gross oil and gas revenues as estimated by the Partnership's independent petroleum consultants. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both could be changed significantly in the near term due to the potential fluctuation of oil and gas prices or production. The depletion estimate would also be affected by this change.

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 1995, 1994 and 1993, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

     The Partnership's interest in oil and gas properties consists of net profits interests in proved properties located within the continental United States. A net profits interest is created when the owner of a working interest in a property enters into an arrangement providing that the net profits interest owner will receive a stated percentage of the net profit from the property. The net profits interest owner will not otherwise participate in additional costs and expenses of the property.

         Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


     Estimates and Uncertainties

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Syndication Costs

     Syndication costs are accounted for as a reduction of partnership equity.

     Environmental Costs

     The Partnership is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Costs which improve a property as compared with the condition of the property when originally constructed or acquired and costs which prevent future environmental contamination are capitalized. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

     Gas Balancing

     The Partnership utilizes the sales method of accounting for over/under deliveries of gas. Under this method, the Partnership records revenues based on the payments it has received for sales from its purchasers. As of December 31, 1995, 1994, and 1993, the Partnership was not over or under produced.

         Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


     Income Taxes

     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes, the Partnership's tax basis in its oil and gas properties at December 31, 1995 and 1994 is $435,531 and $442,765 less than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

     Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Number of Limited Partner Units

     As of December 31, 1995, 1994 and 1993, there were 15,000 limited partner units outstanding.

         Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


2.   Organization

     Southwest Royalties Institutional Income Fund VII-B, L.P. was organized under the laws of the state of Delaware on January 28, 1987, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. serves as the Managing General Partner and H. H. Wommack, III, as the individual general partner. Revenues, costs and expenses are allocated as follows:

                                                     Limited      General
                                                     Partners     Partners
                                                     --------     --------
     Interest income on capital contributions          100%          -
     Oil and gas sales                                  90%         10%
     All other revenues                                 90%         10%
     Organization and offering costs (1)               100%          -
     Syndication costs                                 100%          -
     Amortization of organization costs                100%          -
     Property acquisition costs                        100%          -
     Gain/loss on property disposition                  90%         10%
     Operating and administrative costs (2)             90%         10%
     Depreciation, depletion and amortization of
      oil and gas properties                            90%         10%
     All other costs                                    90%         10%

     (1) All organization costs in excess of 3% of initial capital contributions will be paid by the Managing General Partner and will be treated as a capital contribution. The Partnership paid the Managing General Partner an amount equal to 3% of initial capital contributions for such organization costs.

     (2) Administrative costs in any year which exceed 2% of capital contributions shall be paid by the Managing General Partner and will be treated as a capital contribution.

         Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


3.   Oil and Gas Properties

     Costs incurred in connection with the Partnership's oil and gas producing activities for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                            1995        1994        1993
                                            ----        ----        ----
     Depreciation, depletion and
      amortization                      $  166,000     197,000     378,000
                                           =======     =======     =======

     All of the Partnership's properties were proved when acquired.

4.   Commitments and Contingent Liabilities

     The Partnership is subject to various federal, state and local environmental laws and regulations which establish standards and requirements for protection of the environment. The Partnership cannot predict the future impact of such standards and requirements, which are subject to change and can have retroactive effectiveness. The Partnership continues to monitor the status of these laws and regulations.

     As of December 31, 1995, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

         Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


5.   Related Party Transactions

     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $22,000, $23,000 and $24,000 for the years ended December 31, 1995, 1994 and 1993, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $5,000, $5,000 and $15,000 for the years ended December 31, 1995, 1994 and 1993, respectively, and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest Royalties, Inc., the Managing General Partner, was paid $108,000 during 1995, 1994 and 1993 as an administrative fee for indirect general and administrative overhead expenses.

     Amounts due from Southwest Royalties, Inc. totaled $122,722 as of December 31, 1995 and $106,547 as of December 31, 1994. These receivables result from oil and gas production distributed to the Partnership subsequent to the end of the respective year.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership approximating none, $300 and $2,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

6.   Major Customers and Significant Leases

     Three customers purchased 20%, 19% and 17% of the Partnership's oil and gas production during 1995. Four customers purchased 22%, 20%, 14% and 11% of the Partnership's oil and gas production during 1994. During 1993, four customers purchased 23%, 20%, 12% and 11% of the Partnership's oil and gas production.

     During 1995, two leases accounted for 16% and 17% of the Partnership's gross revenues.

         Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements


7.   Estimated Oil and Gas Reserves (unaudited)

     The Partnership's interest in proved oil and gas reserves is as follows:

                                                    Oil (bbls)   Gas (mcf)
                                                    ----------   ---------
     Proved developed and undeveloped reserves -

     January 1, 1993                                 426,000      913,000

       Revisions of previous estimates               (36,000)     186,000
       Production                                    (51,000)    (155,000)
                                                     -------    ---------
     December 31, 1993                               339,000      944,000

       Revisions of previous estimates               153,000      (93,000)
       Production                                    (46,000)    (122,000)
                                                     -------    ---------
     December 31, 1994                               446,000      729,000

       Revisions of previous estimates                 8,000      532,000
       Production                                    (45,000)    (128,000)
       Sale of minerals in place                        -          (4,000)
                                                     -------    ---------
     December 31, 1995                               409,000    1,129,000
                                                     =======    =========
     Proved developed reserves -

     December 31, 1993                               309,000      921,000
                                                     =======    =========
     December 31, 1994                               412,000      678,000
                                                     =======    =========
     December 31, 1995                               378,000    1,050,000
                                                     =======    =========

     All of the Partnership's reserves are located within the continental United States.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                 Part III


Item 10.  Directors and Executive Officers of the Registrant

          Management of the Partnership is provided by Southwest Royalties, Inc., as Managing General Partner. The names, ages, offices, positions and length of service of the directors and executive officers of Southwest Royalties, Inc. are set forth below. Each director and executive officer serves for a term of one year. The present directors of the Managing General Partner have served in their capacity since the Company's formation in 1983.

        Name                Age                      Position
--------------------        ---         -------------------------------------
H. H. Wommack, III          40          Chairman of the Board, President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              40          Secretary and Director

Bill E. Coggin              41          Vice President and Chief Financial
                                        Officer

Richard E. Masterson        43          Vice President, Exploration and
                                        Acquisitions

Jon P. Tate                 38          Vice President, Land and Assistant
                                        Secretary

Russell K. Hall             39          Vice President, Acquisitions and
                                        Exploitation Manager

R. Douglas Keathley         40          Vice President, Operations

          H. H. Wommack, III, is Chairman of the Board, President, Chief Executive Officer, Treasurer, principal stockholder and a director of the Managing General Partner, and has served as its President since the Company's organization in August, 1983. Prior to the formation of the Company, Mr. Wommack was a self-employed independent oil producer engaged in the purchase and sale of royalty and working interests in oil and gas leases, and the drilling of exploratory and developmental oil and gas wells. Mr. Wommack holds a J.D. degree from the University of Texas from which he graduated in 1980, and a B.A. from the University of North Carolina in 1977.

          H. Allen Corey, Secretary and a director of the Managing General Partner, has served as its Secretary since its inception. Mr. Corey is an attorney and is engaged in the private practice of law with the firm of Miller & Martin, Chattanooga, Tennessee, of which he is a partner, since 1981; except for a period of five months in which Mr. Corey served as President of Southwest Associated Securities, Inc., formerly a subsidiary of Southwest Royalties, Inc. Mr. Corey received his J.D. degree from Vanderbilt University Law School and a B.A. from the University of North Carolina.

          Bill E. Coggin, Vice President and Chief Financial Officer, has been with the Managing General Partner since 1985. Mr. Coggin was Controller for Rod Ric Corporation of Midland, Texas, an oil and gas drilling company, during the latter part of 1984. He was Controller for C.F. Lawrence & Associates, Inc., an independent oil and gas operator also of Midland, Texas during the early part of 1984. Mr. Coggin taught public school for four years prior to his business experience. Mr. Coggin received a B.S. in Education and a B.B.A. in Accounting from Angelo State University.

          Richard E. Masterson, Vice President, Exploration and Acquisitions, first became associated with the Managing General Partner as a geological consultant in 1985. He was employed as a petroleum geologist by Grand Banks Energy (1980-1985), Monsanto (1977-1980) and Texaco, Inc. (1974-1976) prior to joining the Managing General Partner. Mr. Masterson is a member of the Society of Economic Paleontologists and Mineralogists and the West Texas Geological Society. Mr. Masterson received his B.A. degree in Geology from Trinity University.

          Jon P. Tate, Vice President, Land and Assistant Secretary, assumed his responsibilities with the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Tate was employed by C.F. Lawrence & Associates, Inc., an independent oil and gas company, as Land Manager from 1981 through 1989. Mr. Tate is a member of the Permian Basin Landman's Association and received his B.B.S. degree from Hardin-Simmons University.

          Russell K. Hall, Vice President, Acquisitions and Exploitation Manager, assumed his responsibilities with the Managing General Partner on May 1, 1995. Prior to joining the Managing General Partner, Mr. Hall was employed by NationsBank of Texas, N.A. as a petroleum engineer and vice president, specializing in the Permian Basin (1981-1995) and for Amoco Production Company as a reservoir engineer (1979-1981). Mr. Hall received his B.S. in mechanical engineering in 1978 from the University of Oklahoma.

          R. Douglas Keathley, Vice President, Operations, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-1992), eight
(8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

Key Employees

          Accounting and Administrative Officer - Debbie A. Brock, age 43, assumed her position with the Managing General Partner in 1991. Prior to joining the Managing General Partner, Ms. Brock was employed with Western Container Corporation as Accounting Manager (1982-1990), Synthetic Industries (Texas), Inc. as Accounting Manager (1976-1982) and held various accounting positions in the manufacturing industry (1971-1975). Ms. Brock received a B.B.A. from the University of Houston.

          Controller - Robert A. Langford, age 46, assumed his responsibilities with the Managing General Partner in 1992. Mr. Langford received his B.B.A. degree in Accounting in 1975 from the University of Central Arkansas. Prior to joining the Managing General Partner, Mr. Langford was employed with Forest Oil Corporation as Corporate Coordinator, Regional Coordinator, Accounting Manager. He held various other positions from 1982-1992 and 1976-1980 and was Assistant Controller of National Oil Company from 1980-1982.

          Financial Reporting Manager - Bryan Dixon, C.P.A., age 29, assumed his responsibilities with the Managing General Partner in 1992. Mr. Dixon received his B.B.A. degree in Accounting in 1988 from Texas Tech University in Lubbock, Texas. Prior to joining the Managing General Partner, Mr. Dixon was employed as a Senior Auditor with Johnson, Miller & Company from 1991-1992 and Audit Supervisor for Texas Tech University and the Texas Tech University Health Sciences Center from 1988-1991.

          Production Superintendent - Steve C. Garner, age 54, assumed his responsibilities with the Managing General Partner as Production Superintendent in July, 1989. Prior to joining the Managing General Partner, Mr. Garner was employed 16 years by Shell Oil Company working in all phases of oil field production as operations foreman, one and one-half years with Petroleum Corporation of Delaware as Production Superintendent, six years as an independent engineering consultant, and one year with Citation Oil & Gas Corp. as a workover, completion and production foreman. Mr. Garner has worked extensively in the Permian Basin oil field for the last 25 years.

          Tax Manager - Carolyn Cookson, age 39, assumed her position with the Managing General Partner in April, 1989. Prior to joining the Managing General Partner, Ms. Cookson was employed as Director of Taxes at C.F. Lawrence & Associates, Inc. from 1983 to 1989, and worked in public accounting at McCleskey, Cook & Green, P.C. from 1981 to 1983 and Deanna Brady, C.P.A. from 1980 to 1981. She is a member of the Permian Basin Chapter of the Petroleum Accountants' Society, and serves on its Board of Directors and is liaison to the Tax Committee. Ms. Cookson received a B.B.A. in accounting from New Mexico State University.

          Vice President, Marketing - Steve J. Person, age 37, joined the Managing General Partner in 1989. Prior to joining the Managing General Partner, Mr. Person served as Vice President of Marketing for CRI, Inc., and was associated with Capital Financial Group and Dean Witter (1983). He received a B.B.A. from Baylor University in 1982 and an M.D.A. from Houston Baptist University in 1987.

          Investor Relations Manager - Sandra K. Flournoy, age 49, came to Southwest Royalties, Inc. in 1988 from Parker & Parsley Petroleum, where she was Assistant Manager of Investor Services and Broker/Dealer Relations for two years. Prior to that, Ms. Flournoy was Administrative Assistant to the Superintendent at Greenwood ISD for four years.

          In certain instances, the Managing General Partner will engage professional petroleum consultants and other independent contractors, including engineers and geologists in connection with property acquisitions, geological and geophysical analysis, and reservoir engineering. The Managing General Partner believes that, in addition to its own "in-house" staff, the utilization of such consultants and independent contractors in specific instances and on an "as-needed" basis allows for greater flexibility and greater opportunity to perform its oil and gas activities more economically and effectively.

Item 11.  Executive Compensation

          The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $108,000 during 1995, 1994 and 1993, respectively, as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

          The Managing General Partner owns a nine percent interest in the Partnership as a general partner. Through repurchase offers to the limited partners, the Managing General Partner also owns 871.5 limited partner units, a 5.8% limited partner interest. The Managing General Partner's total percentage interest ownership in the Partnership is 14.2%.

          No officer or director of the Managing General Partner owns Units in the Partnership. H. H. Wommack, III, as the individual general partner of the Partnership, owns a one percent interest as a general partner. The officers and directors of the Managing General Partner are considered beneficial owners of the limited partner units acquired by the Managing General Partner by virtue of their status as such. A list of beneficial owners of limited partner units, acquired by the Managing General Partner, is as follows:

                                                    Amount and
                                                    Nature of      Percent
                         Name and Address of        Beneficial       of
  Title of Class          Beneficial Owner          Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns     5.8%
 Interest            Managing General Partner     871.5 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns   5.8%
 Interest            Chairman of the Board,       871.5 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns   5.8%
 Interest            Secretary and Director of    871.5 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     1000 Volunteer Bldg.
                     Chattanooga, TN  37402-2289

Limited Partnership  Bill E. Coggin               Indirectly Owns   5.8%
 Interest            Vice President and CFO of    871.5 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Richard E. Masterson         Indirectly Owns   5.8%
 Interest            Vice President, Exploration  871.5 Units
                     and Acquisitions of
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Jon P. Tate                  Indirectly Owns   5.8%
 Interest            Vice President, Land and     871.5 Units
                     Assistant Secretary of
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

                                                    Amount and
                                                    Nature of      Percent
                         Name and Address of        Beneficial       of
  Title of Class          Beneficial Owner          Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Russell K. Hall              Indirectly Owns   5.8%
 Interest            Vice President,              871.5 Units
                     Acquisitions and
                     Exploitation Manager of
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  R. Douglas Keathley          Indirectly Owns   5.8%
 Interest            Vice President,              871.5 Units
                     Operations of Southwest
                     Royalties, Inc., the
                     Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

          There are no arrangements known to the Managing General Partner which may at a subsequent date result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

          In 1995, the Managing General Partner received $108,000 as an administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership.

          In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a net profits interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $22,000 for administrative overhead attributable to operating such properties during 1995.

          Certain subsidiaries of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $5,000 for the year ended December 31, 1995.

          In the opinion of management, the terms of the above transactions are similar to ones with unaffiliated third parties.

                                  Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)(1)  Financial Statements:

                  Included in Part II of this report --

                  Report of Independent Accountants
                  Balance Sheets
                  Statements of Operations
                  Statement of Changes in Partners' Equity
                  Statements of Cash Flows
                  Notes to Financial Statements

          (a)(2) Schedules I through XIII are omitted because they are not applicable, or because the required information is shown in the financial statements or the notes thereto.

          (a)(3)  Exhibits:

                  Exhibit 4(a): Certificate of Limited Partnership of Southwest Royalties Institutional Income Fund VII-B, L.P., dated January 28, 1987. (Incorporated by reference from Partnership's Form 10-K for the fiscal year ended December 31, 1988.)

                  Exhibit 4(b): Agreement of Limited Partnership of Southwest Royalties Institutional Income Fund VII-B, L.P. dated May 20, 1987. (Incorporated by reference from
                                 Partnership's Form 10-K for the fiscal year ended December 31, 1988.)

                  Exhibit 4(c): Certificate of Amendment of Limited Partnership of Southwest Royalties Institutional Income Fund VII-B, L.P., dated July 21, 1987. (Incorporated by reference from Partnership's Form 10-K for the fiscal year ended December 31, 1988.)

          (b) No report on Form 8-K was filed during the last quarter of the period covered by this report.

                                Signatures


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          Southwest Royalties Institutional Income Fund VII-B, L.P., a Delaware limited partnership


                          By:    Southwest Royalties, Inc., Managing
                                 General Partner


                          By:    /s/ H. H. Wommack, III
                                 -----------------------------
                                 H. H. Wommack, III, President


                          Date:  March 26, 1996


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


By:    /s/ H. H. Wommack, III
       -----------------------------------
       H. H. Wommack, III, Chairman of the
       Board, President, Chief Executive
       Officer, Treasurer and Director


Date:  March 26, 1996


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 26, 1996