Form 10-Q
period 1996-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 1996-05-13
CIK 810117

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

                            Yes   X   No

         The total number of pages contained in this report is 12.

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three month period ended
March 31, 1996 are not necessarily indicative of the results that may be expected for the full year.

PAGE

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                              Balance Sheets


                                                 March 31,     December 31,
                                                   1996            1995
                                                 ---------     ------------
                                                (unaudited)

    Assets

Current assets:
  Cash and cash equivalents                   $     15,349         28,684
  Receivable from Managing General
   Partner                                         126,918        122,722
                                                 ---------      ---------
    Total current assets                           142,267        151,406
                                                 ---------      ---------
Oil and gas properties - using the full-
 cost method of accounting                       4,353,685      4,353,685
  Less accumulated depreciation,
   depletion and amortization                    2,740,370      2,699,370
                                                 ---------      ---------
    Net oil and gas properties                   1,613,315      1,654,315
                                                 ---------      ---------
                                              $  1,755,582      1,805,721
                                                 =========      =========
    Liabilities and Partners' Equity

Current liabilities:
  Accounts payable                            $      6,350           -
  Distributions payable                                472            418
                                                 ---------      ---------
    Total current liabilities                        6,822            418
                                                 ---------      ---------
Partners' equity:
  General partners                                (469,893)      (464,239)
  Limited partners                               2,218,653      2,269,542
                                                 ---------      ---------
    Total partners' equity                       1,748,760      1,805,303
                                                 ---------      ---------
                                              $  1,755,582      1,805,721
                                                 =========      =========








PAGE

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

    Revenues

Income from net profits interests                   $   148,744    173,296
Interest income from operations                             292        494
                                                        -------    -------
                                                        149,036    173,790
                                                        -------    -------
    Expenses

General and administrative                               36,579     38,622
Depreciation, depletion and amortization                 41,000     57,000
                                                        -------    -------
                                                         77,579     95,622
                                                        -------    -------
Net income                                          $    71,457     78,168
                                                        =======    =======
Net income allocated to:

  Managing General Partner                          $     6,431      7,035
                                                        =======    =======
  General partner                                   $       715        782
                                                        =======    =======
  Limited partners                                  $    64,311     70,351
                                                        =======    =======
   Per limited partner unit                         $      4.29       4.69
                                                        =======    =======















PAGE

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

Cash flows from operating activities:

  Cash received from income from net
   profits interests                                $   144,548    150,269
  Cash paid to suppliers                                (30,229)   (29,654)
  Interest received                                         292        494
                                                        -------    -------
    Net cash provided by operating
     activities                                         114,611    121,109
                                                        -------    -------
Cash flows used in financing activities:

  Distributions to partners                            (127,946)  (124,614)
                                                        -------    -------
    Net decrease in cash                                (13,335)    (3,505)

Cash and cash equivalents:
  Beginning of period                                    28,684     29,657
                                                        -------    -------
  End of period                                     $    15,349     26,152
                                                        =======    =======

                                                                (continued)

















PAGE

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1996       1995
                                                         ----       ----

Reconciliation of net income to
 net cash provided by operating
 activities:

Net income                                          $    71,457     78,168

Adjustments to reconcile net income
 to net cash provided by operating
 activities:

  Depreciation, depletion and
   amortization                                          41,000     57,000
  Increase in receivables                                (4,196)   (23,027)
  Increase in payables                                    6,350      8,968
                                                        -------    -------
Net cash provided by operating
 activities                                         $   114,611    121,109
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

Increases or decreases in Partnership revenues and, therefore, distributions to partners will depend primarily on changes in the prices received for production, changes in volumes of production sold, lease operating expenses, enhanced recovery projects, offset drilling activities pursuant to farm-out arrangements, sales of properties, and the depletion of wells. Since wells deplete over time, production can generally be expected to decline from year to year.

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to fluctuate in later years based on these factors.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended March 31, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                                 March 31,       Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   18.27     16.69       9%
Average price per mcf of gas              $    2.01      1.87       7%
Oil production in barrels                    10,100    13,100     (23%)
Gas production in mcf                        27,100    26,500       2%
Income from net profits interests         $ 148,744   173,296     (14%)
Partnership distributions                 $ 128,000   125,000       2%
Limited partner distributions             $ 115,200   112,500       2%
Per unit distribution to limited
 partners                                 $    7.68      7.50       2%
Number of limited partner units              15,000    15,000

Revenues

The Partnership's income from net profits interests decreased to $148,744 from $173,296 for the quarters ended March 31, 1996 and 1995, respectively, a decrease of 14%. The principal factors affecting the comparison of the quarters ended March 31, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995 by 9%, or $1.58 per barrel, resulting in an increase of approximately $20,700 in income from net profits interests. Oil sales represented 77% of total oil and gas sales during the quarter ended March 31, 1996 as compared to 81% during the quarter ended
    March 31, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 7%, or $.14 per mcf, resulting in an increase of approximately $3,700 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $24,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,000 barrels or 23% during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995, resulting in a decrease of approximately $54,800 in income from net profits interests.

    Gas production increased approximately 600 mcf or 2% during the same period, resulting in an increase of approximately $1,200 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $53,600. The decrease in oil production is a result of downhole problems.

3. Lease operating costs and production taxes were 4% lower, or approximately $4,100 less during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995.

Costs and Expenses

Total costs and expenses decreased to $77,579 from $95,622 for the quarters ended March 31, 1996 and 1995, respectively, a decrease of 19%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $2,000 during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995.

2. Depletion expense decreased to $41,000 for the quarter ended March 31, 1996 from $57,000 for the same period in 1995. This represents a decrease of 28%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Consequently, depletion will generally fluctuate in direct relation to oil and gas revenues. As noted above, oil and gas revenues declined due to a decrease in production for the quarter ended March 31, 1996 as compared to the same period for 1995. Depletion reflected a comparable decline.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $114,600 in the three months ended March 31, 1996 as compared to approximately $121,100 in the three months ended March 31, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $127,900 in the three months ended March 31, 1996 as compared to approximately $124,600 in the three months ended March 31, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the three months ended March 31, 1996 were $128,000 of which $115,200 was distributed to the limited partners and $12,800 to the general partners. The per unit distribution to limited partners during the three months ended March 31, 1996 was $7.68. Total distributions during the three months ended March 31, 1995 were $125,000 of which $112,500 was distributed to the limited partners and $12,500 to the general partners. The per unit distribution to limited partners during the three months ended March 31, 1995 was $7.50.

The source for the 1996 distributions of $128,000 was oil and gas operations of approximately $114,600, with the balance from available cash on hand at the beginning of the period. The source for the 1995 distributions of $125,000 was oil and gas operations of approximately $121,100, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $7,845,644 have been made to the partners. As of March 31, 1996, $7,069,116 or $471.27 per limited partner unit has been distributed to the limited partners, representing a 94% return of the capital contributed.

As of March 31, 1996, the Partnership had approximately $135,400 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.


PAGE

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

PAGE

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


Date:  May 11, 1996