Form 10-Q
period 1996-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 1996-08-13
CIK 810117

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

PAGE

                      PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

PAGE

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1996            1995
                                                ---------      ------------
                                               (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $     20,735          28,684
  Receivable from Managing
   General Partner                                107,343         122,722
                                                ---------       ---------
      Total current assets                        128,078         151,406
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,353,685       4,353,685
  Less accumulated depreciation,
    depletion and amortization                  2,780,370       2,699,370
                                                ---------       ---------
      Net oil and gas properties                1,573,315       1,654,315
                                                ---------       ---------
                                             $  1,701,393       1,805,721
                                                =========       =========
     Liabilities and Partners' Equity

Current liability - Distributions payable    $        779             418
                                                ---------       ---------

Partners' equity:
  General partners                               (474,708)       (464,239)
  Limited partners                              2,175,322       2,269,542
                                                ---------       ---------
      Total partners' equity                    1,700,614       1,805,303
                                                ---------       ---------
                                             $  1,701,393       1,805,721
                                                =========       =========

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1996       1995      1996       1995

     Revenues

Income from net profits
 interests                    $   147,861    186,409    296,606    359,704
Interest                              446        651        738      1,145
                                  -------    -------    -------    -------
                                  148,307    187,060    297,344    360,849
                                  -------    -------    -------    -------

     Expenses

General and administrative         27,454     28,024     64,033     66,646
Depreciation, depletion and
  amortization                     40,000     60,000     81,000    117,000
                                  -------    -------    -------    -------
                                   67,454     88,024    145,033    183,646
                                  -------    -------    -------    -------
Net income                    $    80,853     99,036    152,311    177,203
                                  =======    =======    =======    =======
Net income allocated to:

  Managing General Partner    $     7,277      8,913     13,708     15,948
                                  =======    =======    =======    =======
  General Partner             $       809        990      1,523      1,772
                                  =======    =======    =======    =======
  Limited Partners            $    72,767     89,133    137,080    159,483
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $      4.85       5.94       9.14      10.63
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from income from net
    profits interests                               $   311,985    329,936
  Cash paid to suppliers                                (64,033)   (66,649)
  Interest received                                         738      1,145
                                                        -------    -------
    Net cash provided by operating
      activities                                        248,690    264,432
                                                        -------    -------

Cash flows used in financing
 activities:

  Distributions to partners                            (256,639)  (261,970)
                                                        -------    -------
Net increase (decrease) in cash and
 cash equivalents                                        (7,949)     2,462

  Beginning of period                                    28,684     29,657
                                                        -------    -------
  End of period                                     $    20,735     32,119
                                                        =======    =======

                                                                (continued)

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1996       1995

Reconciliation of net income to
  net cash provided by operating
  activities:

Net income                                          $   152,311    177,203

Adjustments to reconcile net income
  to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                        81,000    117,000
    (Increase) decrease in receivables                   15,379    (29,768)
    Decrease in payables                                   -            (3)
                                                        -------    -------
Net cash provided by operating
  activities                                        $   248,690    264,432
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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended June 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.93     17.70        18%
Average price per mcf of gas             $    2.18      1.73        26%
Oil production in barrels                    8,900    12,100       (26%)
Gas production in mcf                       24,000    40,900       (41%)
Income from net profits interests        $ 147,861   186,409       (21%)
Partnership distributions                $ 129,000   137,000        (6%)
Limited partner distributions            $ 116,100   123,300        (6%)
Per unit distribution to limited
 partners                                $    7.74      8.22        (6%)
Number of limited partner units             15,000    15,000

Revenues

The Partnership's income from net profits interests decreased to $147,861 from $186,409 for the quarters ended June 30, 1996 and 1995, respectively, a decrease of 21%. The principal factors affecting the comparison of the quarters ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995 by 18%, or $3.23 per barrel, resulting in an increase of approximately $39,100 in income from net profits interests. Oil sales represented 78% of total oil and gas sales during the quarter ended June 30, 1996 as compared to 75% during the quarter ended June 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 26%, or $.45 per mcf, resulting in an increase of approximately $18,400 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $57,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,200 barrels or 26% during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995, resulting in a decrease of approximately $67,000 in income from net profits interests.

    Gas production decreased approximately 16,900 mcf or 41% during the same period, resulting in a decrease of approximately $36,800 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $103,800. The decrease in production is primarily attributable to the sale of property and lease downtime.

3. Lease operating costs and production taxes were 8% lower, or approximately $7,900 less during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

Costs and Expenses

Total costs and expenses decreased to $67,454 from $88,024 for the quarters ended June 30, 1996 and 1995, respectively, a decrease of 23%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $600 during the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

2. Depletion expense decreased to $40,000 for the quarter ended June 30, 1996 from $60,000 for the same period in 1995. This represents a decrease of 33%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    Two factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995 and the decrease in oil and gas revenues.

B.  General Comparison of the Six Month Periods Ended June 30, 1996 and 1995

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1996 and 1995:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   19.52     17.17        14%
Average price per mcf of gas             $    2.09      1.79        17%
Oil production in barrels                   19,000    25,200       (25%)
Gas production in mcf                       51,000    67,400       (24%)
Income from net profits interests        $ 296,606   359,704       (18%)
Partnership distributions                $ 257,000   262,000        (2%)
Limited partner distributions            $ 231,300   235,800        (2%)
Per unit distribution to limited
 partners                                $   15.42     15.72        (2%)
Number of limited partner units             15,000    15,000

Revenues

The Partnership's income from net profits interests decreased to $296,606 from $359,704 for the six months ended June 30, 1996 and 1995, respectively, a decrease of 18%. The principal factors affecting the comparison of the six months ended June 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 by 14%, or $2.35 per barrel, resulting in an increase of approximately $59,200 in income from net profits interests. Oil sales represented 78% of total oil and gas sales during the six months ended June 30, 1996 and 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 17%, or $.30 per mcf, resulting in an increase of approximately $20,200 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $79,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 6,200 barrels or 25% during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995, resulting in a decrease of approximately $121,000 in income from net profits interests.

    Gas production decreased approximately 16,400 mcf or 24% during the same period, resulting in a decrease of approximately $34,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $155,300. The decrease in production is primarily attributable to the sale of property and lease downtime.

3. Lease operating costs and production taxes were 6% lower, or approximately $12,000 less during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

Costs and Expenses

Total costs and expenses decreased to $145,033 from $183,646 for the six months ended June 30, 1996 and 1995, respectively, a decrease of 21%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $2,600 during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

2. Depletion expense decreased to $81,000 for the six months ended June 30, 1996 from $117,000 for the same period in 1995. This represents a decrease of 31%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    Two factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995 and the decrease in oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $248,700 in the six months ended June 30, 1996 as compared to approximately $264,400 in the six months ended June 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $256,600 in the six months ended June 30, 1996 as compared to approximately $262,000 in the six months ended June 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1996 were $257,000 of which $231,300 was distributed to the limited partners and $25,700 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $15.42. Total distributions during the six months ended June 30, 1995 were $262,000 of which $235,800 was distributed to the limited partners and $26,200 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1995 was $15.72.

The source for the 1996 distributions of $257,000 was oil and gas operations of approximately $248,700, with the balance from available cash on hand at the beginning of the period. The source for the 1995 distributions of $262,000 was oil and gas operations of approximately $264,400 resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $7,974,644 have been made to the partners. As of June 30, 1996, $7,185,216 or $479.01 per limited partner unit has been distributed to the limited partners, representing a 96% return of the capital contributed.

As of June 30, 1996, the Partnership had approximately $127,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND VII-B, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: August 12, 1996