Form 10-Q
period 1996-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 1996-11-12
CIK 810117

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

                      PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1995 which are found in the Registrant's Form 10-K Report for 1995 filed with the Securities and Exchange Commission. The December 31, 1995 balance sheet included herein has been taken from the Registrant's 1995 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                              Balance Sheets


                                               September 30,   December 31,
                                                   1996            1995
                                               -------------   ------------
                                                (unaudited)

     Assets

Current assets:
  Cash and cash equivalents                  $     23,744          28,684
  Receivable from Managing
   General Partner                                106,356         122,722
                                                ---------       ---------
      Total current assets                        130,100         151,406
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,353,685       4,353,685
  Less accumulated depreciation,
   depletion and amortization                   2,822,370       2,699,370
                                                ---------       ---------
      Net oil and gas properties                1,531,315       1,654,315
                                                ---------       ---------
                                             $  1,661,415       1,805,721
                                                =========       =========
     Liabilities and Partners' Equity

Current liability - Distributions payable    $        865             418
                                                ---------       ---------

Partners' equity:
  General partners                               (478,715)       (464,239)
  Limited partners                              2,139,265       2,269,542
                                                ---------       ---------
      Total partners' equity                    1,660,550       1,805,303
                                                ---------       ---------
                                             $  1,661,415       1,805,721
                                                =========       =========

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Operations
                                (unaudited)


                                  Three Months Ended    Nine Months Ended
                                     September 30,        September 30,
                                   1996       1995      1996       1995

     Revenues

Income from net profits
 interests                    $   143,851    109,644    440,457    469,348
Interest                              419        470      1,157      1,615
                                  -------    -------    -------    -------
                                  144,270    110,114    441,614    470,963
                                  -------    -------    -------    -------

     Expenses

General and administrative         27,333     26,845     91,367     93,492
Depreciation, depletion and
 amortization                      42,000     46,000    123,000    163,000
                                  -------    -------    -------    -------
                                   69,333     72,845    214,367    256,492
                                  -------    -------    -------    -------
Net income                    $    74,937     37,269    227,247    214,471
                                  =======    =======    =======    =======
Net income allocated to:

  Managing General Partner    $     6,744      3,354     20,452     19,302
                                  =======    =======    =======    =======
  General Partner             $       749        373      2,272      2,145
                                  =======    =======    =======    =======
  Limited Partners            $    67,444     33,542    204,523    193,024
                                  =======    =======    =======    =======
    Per limited partner
     unit                     $      4.50       2.24      13.63      12.87
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Nine Months Ended
                                                           September 30,
                                                         1996       1995

Cash flows from operating activities:

  Cash received from income from net
   profits interests                                $   456,823    473,792
  Cash paid to suppliers                                (91,367)   (94,155)
  Interest received                                       1,157      1,615
                                                        -------    -------
    Net cash provided by operating
     activities                                         366,613    381,252
                                                        -------    -------
Cash flows used in financing
 activities:

  Distributions to partners                            (371,553)  (362,131)
                                                        -------    -------
Net increase (decrease) in cash and
 cash equivalents                                        (4,940)    19,121

  Beginning of period                                    28,684     29,657
                                                        -------    -------
  End of period                                     $    23,744     48,778
                                                        =======    =======

                                                                (continued)

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                                (unaudited)


                                                        Nine Months Ended
                                                           September 30,
                                                         1996       1995

Reconciliation of net income to
 net cash provided by operating
  activities:

Net income                                          $   227,247    214,471

Adjustments to reconcile net income
 to net cash provided by operating
  activities:

    Depreciation, depletion and
     amortization                                       123,000    163,000
    Decrease in receivables                              16,366      4,444
    Decrease in payables                                    -         (663)
                                                        -------    -------
Net cash provided by operating
 activities                                         $   366,613    381,252
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

Results of Operations

A.  General Comparison of the Quarters Ended September 30, 1996 and 1995

The following table provides certain information regarding performance factors for the quarters ended September 30, 1996 and 1995:

                                               Three Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   21.44     16.12        33%
Average price per mcf of gas             $    2.10      1.66        27%
Oil production in barrels                    8,300    10,100       (18%)
Gas production in mcf                       31,000    32,300        (4%)
Income from net profits interests        $ 143,851   109,644        31%
Partnership distributions                $ 115,000   100,400        15%
Limited partner distributions            $ 103,500    90,360        15%
Per unit distribution to limited
 partners                                $    6.90      6.02        15%
Number of limited partner units             15,000    15,000

Revenues

The Partnership's income from net profits interests increased to $143,851 from $109,644 for the quarters ended September 30, 1996 and 1995, respectively, an increase of 31%. The principal factors affecting the comparison of the quarters ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 by 33%, or $5.32 per barrel, resulting in an increase of approximately $53,700 in income from net profits interests. Oil sales represented 73% of total oil and gas sales during the quarter ended September 30, 1996 as compared to 75% during the quarter ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 27%, or $.44 per mcf, resulting in an increase of approximately $14,200 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $67,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,800 barrels or 18% during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995, resulting in a decrease of approximately $38,600 in income from net profits interests.

    Gas production decreased approximately 1,300 mcf or 4% during the same period, resulting in a decrease of approximately $2,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $41,300. The decrease is primarily attributable to lease downtime.

3. Lease operating costs and production taxes were 7% lower, or approximately $7,000 less during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

Costs and Expenses

Total costs and expenses decreased to $69,333 from $72,845 for the quarters ended September 30, 1996 and 1995, respectively, a decrease of 5%. The decrease is the result of lower depletion expense, offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $500 during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

2. Depletion expense decreased to $42,000 for the quarter ended September 30, 1996 from $46,000 for the same period in 1995. This represents a decrease of 9%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. One factor that attributed to the decline in depletion expense between the comparative periods was the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995.

B.  General Comparison of the Nine Month Periods Ended September 30, 1996 and
    1995

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1996 and 1995:


                                                Nine Months
                                                  Ended         Percentage
                                               September 30,     Increase
                                              1996      1995    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.10     16.87        19%
Average price per mcf of gas             $    2.20      1.75        26%
Oil production in barrels                   27,400    35,300       (22%)
Gas production in mcf                       78,300    99,800       (22%)
Income from net profits interests        $ 440,457   469,348        (6%)
Partnership distributions                $ 372,000   362,400         3%
Limited partner distributions            $ 334,800   326,160         3%
Per unit distribution to limited
 partners                                $   22.32     21.74         3%
Number of limited partner units             15,000    15,000


Revenues

The Partnership's income from net profits interests decreased to $440,457 from $469,348 for the nine months ended September 30, 1996 and 1995, respectively, a decrease of 6%. The principal factors affecting the comparison of the nine months ended September 30, 1996 and 1995 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 by 19%, or $3.23 per barrel, resulting in an increase of approximately $114,000 in income from net profits interests. Oil sales represented 76% of total oil and gas sales during the nine months ended September 30, 1996 as compared to 77% during the nine months ended September 30, 1995.

    The average price for an mcf of gas received by the Partnership increased during the same period by 26%, or $.45 per mcf, resulting in an increase of approximately $44,900 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $158,900. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 7,900 barrels or 22% during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, resulting in a decrease of approximately $158,800 in income from net profits interests.

    Gas production decreased approximately 21,500 mcf or 22% during the same period, resulting in a decrease of approximately $47,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $206,100. The decrease is primarily attributable lease downtime.

3. Lease operating costs and production taxes were 6% lower, or approximately $19,100 less during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

Costs and Expenses

Total costs and expenses decreased to $214,367 from $256,492 for the nine months ended September 30, 1996 and 1995, respectively, a decrease of 16%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $2,100 during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

2. Depletion expense decreased to $123,000 for the nine months ended September 30, 1996 from $163,000 for the same period in 1995. This represents a decrease of 25%. Depletion is calculated using the gross revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two factors that attributed to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for January 1, 1996 as compared to 1995 and the decrease in oil and reserves.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $366,600 in the nine months ended September 30, 1996 as compared to approximately $381,300 in the nine months ended September 30, 1995. The primary source of the 1996 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $371,600 in the nine months ended September 30, 1996 as compared to approximately $362,100 in the nine months ended September 30, 1995. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1996 were $372,000 of which $334,800 was distributed to the limited partners and $37,200 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $22.32. Total distributions during the nine months ended September 30, 1995 were $362,400 of which $326,160 was distributed to the limited partners and $36,240 to the general partner. The per unit distribution to limited partners during the nine months ended September 30, 1995 was $21.74.

The source for the 1996 distributions of $372,000 was oil and gas operations of approximately $366,600, with the balance from available cash on hand at the beginning of the period. The source for the 1995 distributions of $362,400 was oil and gas operations of approximately $381,300, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $8,089,644 have been made to the partners. As of September 30, 1996, $7,288,716 or $485.91 per limited partner unit has been distributed to the limited partners, representing a 97% return of the capital contributed.

As of September 30, 1996, the Partnership had approximately $129,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matter to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Financial Data Schedule
        (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND VII-B, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: November 15, 1996