Form 10-Q
period 1997-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 1997-05-13
CIK 810117

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three month period ended
March 31, 1997 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                              Balance Sheets


                                                 March 31,     December 31,
                                                   1997            1996
                                                 ---------     ------------
                                                (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                    $     27,870         10,379
 Receivable from Managing
  General Partner                                  103,557        126,601
                                                 ---------      ---------
    Total current assets                           131,427        136,980
                                                 ---------      ---------
Oil and gas properties - using
 the full-cost method of accounting              4,353,685      4,353,685
  Less accumulated depreciation,
   depletion and amortization                    2,874,370      2,838,370
                                                 ---------      ---------
    Net oil and gas properties                   1,479,315      1,515,315
                                                 ---------      ---------
                                              $  1,610,742      1,652,295
                                                 =========      =========
  Liabilities and Partners' Equity

Current liabilities:
 Accounts payable                             $      6,300            -
 Distributions payable                               1,163            621
                                                 ---------      ---------
    Total current liabilities                        7,463            621
                                                 ---------      ---------
Partners' equity:
 General partners                                 (484,442)      (479,602)
 Limited partners                                2,087,721      2,131,276
                                                 ---------      ---------
    Total partners' equity                       1,603,279      1,651,674
                                                 ---------      ---------
                                              $  1,610,742      1,652,295
                                                 =========      =========

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Operations
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

    Revenues

Income from net profits interests                   $   188,559    148,744
Interest                                                    286        292
                                                        -------    -------
                                                        188,845    149,036
                                                        -------    -------
    Expenses

General and administrative                               36,240     36,579
Depreciation, depletion and amortization                 36,000     41,000
                                                        -------    -------
                                                         72,240     77,579
                                                        -------    -------
Net income                                          $   116,605     71,457
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $    10,494      6,431
                                                        =======    =======
 General partner                                    $     1,166        715
                                                        =======    =======
 Limited partners                                   $   104,945     64,311
                                                        =======    =======
  Per limited partner unit                          $      7.00       4.29
                                                        =======    =======

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   211,603    144,548
 Cash paid to suppliers                                 (29,940)   (30,229)
 Interest received                                          286        292
                                                        -------    -------
  Net cash provided by operating activities             181,949    114,611
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                             (164,458)  (127,946)
                                                        -------    -------
Net increase (decrease) in cash and
 cash equivalents                                        17,491    (13,335)

 Beginning of period                                     10,379     28,684
                                                        -------    -------
 End of period                                      $    27,870     15,349
                                                        =======    =======

                                                                (continued)

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                                (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                         1997       1996
                                                         ----       ----

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   116,605     71,457

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               36,000     41,000
  (Increase) decrease in receivables                     23,044     (4,196)
  Increase in payables                                    6,300      6,350
                                                        -------    -------
Net cash provided by operating activities           $   181,949    114,611
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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended March 31, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 March 31,       Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   22.70     18.27      24%
Average price per mcf of gas              $    2.80      2.01      39%
Oil production in barrels                     8,900    10,100     (12%)
Gas production in mcf                        21,900    27,100     (19%)
Income from net profits interests         $ 188,559   148,744      27%
Partnership distributions                 $ 165,000   128,000      29%
Limited partner distributions             $ 148,500   115,200      29%
Per unit distribution to limited
 partners                                 $    9.90      7.68      29%
Number of limited partner units              15,000    15,000

Revenues

The Partnership's income from net profits interests increased to $188,559 from $148,744 for the quarters ended March 31, 1997 and 1996, respectively, an increase of 27%. The principal factors affecting the comparison of the quarters ended March 31, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996 by 24%, or $4.43 per barrel, resulting in an increase of approximately $44,700 in income from net profits interests. Oil sales represented 77% of total oil and gas sales during the quarters ended March 31, 1997 and 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 39%, or $.79 per mcf, resulting in an increase of approximately $21,400 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $66,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,200 barrels or 12% during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996, resulting in a decrease of approximately $27,200 in income from net profits interests.

    Gas production decreased approximately 5,200 mcf or 19% during the same period, resulting in a decrease of approximately $14,600 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $41,800. The decrease is primarily a result of mechanical problems resulting in lease downtime.

3. Lease operating costs and production taxes were 17% lower, or approximately $15,500 less during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. The decrease is primarily attributable to the December 31, 1995 accrual for lease operating costs being lower than the actual lease operating costs incurred.

Costs and Expenses

Total costs and expenses decreased to $72,240 from $77,579 for the quarters ended March 31, 1997 and 1996, respectively, a decrease of 7%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $300 during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

2. Depletion expense decreased to $36,000 for the quarter ended March 31, 1997 from $41,000 for the same period in 1996. This represents a decrease of 12%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. A contributing factor to the decline in depletion expense between the comparative periods was the increase in the price of oil used to determine the Partnership's reserve for January 1, 1997 as compared to 1996.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $181,900 in the quarter ended March 31, 1997 as compared to approximately $114,600 in the quarter ended March 31, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $164,500 in the quarter ended March 31, 1997 as compared to approximately $127,900 in the quarter ended March 31, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 1997 were $165,000 of which $148,500 was distributed to the limited partners and $16,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1997 was $9.90. Total distributions during the quarter ended March 31, 1996 were $128,000 of which $115,200 was distributed to the limited partners and $12,800 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 1996 was $7.68.

The source for the 1997 distributions of $165,000 was oil and gas operations of approximately $181,900, resulting in excess cash for contingencies or subsequent distributions. The source for the 1996 distributions of $128,000 was oil and gas operations of approximately $114,600, with the balance from available cash on hand at the beginning of the period.


Since inception of the Partnership, cumulative monthly cash distributions of $8,419,644 have been made to the partners. As of March 31, 1997, $7,585,716 or $505.71 per limited partner unit has been distributed to the limited partners, representing a 101% return of the capital contributed.

As of March 31, 1997, the Partnership had approximately $124,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27  Financial Data Schedule

          (b)  Reports on Form 8-K:

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


Date:  May 15, 1997