Form 10-Q
period 1997-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 1997-08-14
CIK 810117

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                      PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1997            1996
                                                ---------      ------------
                                               (unaudited)

  Assets

Current assets:
 Cash and cash equivalents                   $     17,543          10,379
 Receivable from Managing General Partner         100,944         126,601
                                                ---------       ---------
    Total current assets                          118,487         136,980
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,353,685       4,353,685
  Less accumulated depreciation,
   depletion and amortization                   2,908,370       2,838,370
                                                ---------       ---------
    Net oil and gas properties                  1,445,315       1,515,315
                                                ---------       ---------
                                             $  1,563,802       1,652,295
                                                =========       =========
  Liabilities and Partners' Equity

Current liabilities:
 Accounts payable                            $        721             -
 Distributions payable                                950             621
                                                ---------       ---------
    Total current liabilities                       1,671             621
                                                ---------       ---------
Partners' equity:
 General partners                                (488,556)       (479,602)
 Limited partners                               2,050,687       2,131,276
                                                ---------       ---------
    Total partners' equity                      1,562,131       1,651,674
                                                ---------       ---------
                                             $  1,563,802       1,652,295
                                                =========       =========

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Operations
                                (unaudited)


                                 Three Months Ended     Six Months Ended
                                       June 30,             June 30,
                                   1997       1996      1997       1996

  Revenues

Income from net profits
 interests                    $   155,518    147,861    344,077    296,606
Interest                              462        446        748        738
                                  -------    -------    -------    -------
                                  155,980    148,307    344,825    297,344
                                  -------    -------    -------    -------

  Expenses

General and administrative         28,129     27,454     64,368     64,033
Depreciation, depletion and
 amortization                      34,000     40,000     70,000     81,000
                                  -------    -------    -------    -------
                                   62,129     67,454    134,368    145,033
                                  -------    -------    -------    -------
Net income                    $    93,851     80,853    210,457    152,311
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $     8,447      7,277     18,941     13,708
                                  =======    =======    =======    =======
 General Partner              $       938        809      2,105      1,523
                                  =======    =======    =======    =======
 Limited Partners             $    84,466     72,767    189,411    137,080
                                  =======    =======    =======    =======
  Per limited partner unit    $      5.63       4.85      12.63       9.14
                                  =======    =======    =======    =======

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Cash flows from operating activities:

 Cash received from income from net
  profits interests                                 $   369,734    311,985
 Cash paid to suppliers                                 (63,647)   (64,033)
 Interest received                                          748        738
                                                       --------   --------
  Net cash provided by operating activities             306,835    248,690
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                             (299,671)  (256,639)
                                                       --------   --------
Net increase (decrease) in cash and cash
 equivalents                                              7,164     (7,949)

 Beginning of period                                     10,379     28,684
                                                       --------   --------
 End of period                                      $    17,543     20,735
                                                       ========   ========

                                                                (continued)

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                                (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         1997       1996

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   210,457    152,311

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               70,000     81,000
  Decrease in receivables                                25,657     15,379
  Increase in payables                                      721        -
                                                        -------    -------
Net cash provided by operating activities           $   306,835    248,690
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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended June 30, 1997 and 1996:

                                               Three Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   19.24     20.93        (8%)
Average price per mcf of gas             $    2.37      2.18         9%
Oil production in barrels                    9,500     8,900         7%
Gas production in mcf                       25,000    24,000         4%
Income from net profits interests        $ 155,518   147,861         5%
Partnership distributions                $ 135,000   129,000         5%
Limited partner distributions            $ 121,500   116,100         5%
Per unit distribution to limited
 partners                                $    8.10      7.74         5%
Number of limited partner units             15,000    15,000

Revenues

The Partnership's income from net profits interests increased to $155,518 from $147,861 for the quarters ended June 30, 1997 and 1996, respectively, an increase of 5%. The principal factors affecting the comparison of the quarters ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996 by 8%, or $1.69 per barrel, resulting in a decrease of approximately $15,000 in income from net profits interests. Oil sales represented 76% of total oil and gas sales during the quarter ended June 30, 1997 as compared to 78% during the quarter ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 9%, or $.19 per mcf, resulting in an increase of approximately $4,600 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $10,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 600 barrels or 7% during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996, resulting in an increase of approximately $11,500 in income from net profits interests.

    Gas production increased approximately 1,000 mcf or 4% during the same period, resulting in an increase of approximately $2,400 in income from net profits interests.

    The total increase in income from net profits interests due to the change in production is approximately $13,900.

3. Lease operating costs and production taxes were 5% lower, or approximately $4,700 less during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996.

Costs and Expenses

Total costs and expenses decreased to $62,129 from $67,454 for the quarters ended June 30, 1997 and 1996, respectively, a decrease of 8%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $700 during the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996.

2. Depletion expense decreased to $34,000 for the quarter ended June 30, 1997 from $40,000 for the same period in 1996. This represents a decrease of 15%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. A contributing factor to the decline in depletion expense between the comparative periods was the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

B.  General Comparison of the Six Month Periods Ended June 30, 1997 and 1996

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1997 and 1996:


                                                Six Months
                                                  Ended         Percentage
                                                 June 30,        Increase
                                              1997      1996    (Decrease)
                                              ----      ----    ----------

Average price per barrel of oil          $   20.69     19.52         6%
Average price per mcf of gas             $    2.49      2.09        19%
Oil production in barrels                   18,600    19,000        (2%)
Gas production in mcf                       48,300    51,000        (5%)
Income from net profits interests        $ 344,077   296,606        16%
Partnership distributions                $ 300,000   257,000        17%
Limited partner distributions            $ 270,000   231,300        17%
Per unit distribution to limited
 partners                                $   18.00     15.42        17%
Number of limited partner units             15,000    15,000

Revenues

The Partnership's income from net profits interests increased to $344,077 from $296,606 for the six months ended June 30, 1997 and 1996, respectively, an increase of 16%. The principal factors affecting the comparison of the six months ended June 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996 by 6%, or $1.17 per barrel, resulting in an increase of approximately $22,200 in income from net profits interests. Oil sales represented 76% of total oil and gas sales during the six months ended June 30, 1997 as compared to 78% during the six months ended June 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 19%, or $.40 per mcf, resulting in an increase of approximately $20,400 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $42,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 400 barrels or 2% during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, resulting in a decrease of approximately $8,300 in income from net profits interests.

    Gas production decreased approximately 2,700 mcf or 5% during the same period, resulting in a decrease of approximately $6,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $15,000.

3. Lease operating costs and production taxes were 11% lower, or approximately $20,100 less during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

Costs and Expenses

Total costs and expenses decreased to $134,368 from $145,033 for the six months ended June 30, 1997 and 1996, respectively, a decrease of 7%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $300 during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

2. Depletion expense decreased to $70,000 for the six months ended June 30, 1997 from $81,000 for the same period in 1996. This represents a decrease of 14%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. A contributing factor to the decline in depletion expense between the comparative periods was the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $306,800 in the six months ended June 30, 1997 as compared to approximately $248,700 in the six months ended June 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $299,700 in the six months ended June 30, 1997 as compared to approximately $256,600 in the six months ended June 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1997 were $300,000 of which $270,000 was distributed to the limited partners and $30,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $18.00. Total distributions during the six months ended June 30, 1996 were $257,000 of which $231,300 was distributed to the limited partners and $25,700 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1996 was $15.42.

The source for the 1997 distributions of $300,000 was oil and gas operations of approximately $306,800, resulting in excess cash for contingencies or subsequent distributions. The source for the 1996 distributions of $257,000 was oil and gas operations of approximately $248,700, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $8,554,644 have been made to the partners. As of June 30, 1997, $7,707,216 or $513.81 per limited partner unit has been distributed to the limited partners, representing a 103% return of the capital contributed.

As of June 30, 1997, the Partnership had approximately $116,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                       PART II. - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matter to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

               On June 12, 1997, the Partnership filed Form 8-K and on June 24, 1997, the Partnership filed Form 8-K Amended, with respect to Item 4, Changes in Registrant's Certifying Accountant.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND VII-B, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice President
                                       and Chief Financial Officer
Date: August 15, 1997