Form 10-Q
period 1997-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 1997-11-12
CIK 810117

Page 14 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

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

                       407 N. Big Spring, Suite 300
                  _________Midland, Texas 79701_________
                 (Address of principal executive offices)

                      ________(915) 686-9927________
                      (Registrant's telephone number,
                           including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes __X__ No _____

         The total number of pages contained in this report is 14.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1996 which are found in the Registrant's Form 10-K Report for 1996 filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet included herein has been taken from the Registrant's 1996 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1997           1996
                                               -----------     ---------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   25,868         10,379
 Receivable from Managing General Partner          84,537        126,601
---------                                      ---------
     Total current assets                         110,405        136,980
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 4,353,685      4,353,685
  Less accumulated depreciation,
   depletion and amortization                   2,939,370      2,838,370
                                                ---------      ---------
     Net oil and gas properties                 1,414,315      1,515,315
                                                ---------      ---------
                                               $1,524,720      1,652,295
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $    1,085            621
                                                ---------      ---------

Partners' equity
 General partners                               (492,406)      (479,602)
 Limited partners                               2,016,041      2,131,276
                                                ---------      ---------
     Total partners' equity                     1,523,635      1,651,674
                                                ---------      ---------
                                               $1,524,720      1,652,295
                                                =========      =========

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1997      1996        1997      1996

Revenues

Income from net profits
 interests                   $   142,058   143,851     486,137   440,457
Interest                             362       419       1,110     1,157
                                 -------   -------     -------   -------
                                 142,420   144,270     487,247   441,614
                                 -------   -------     -------   -------
Expenses

General and administrative        27,918    27,333      92,286    91,367
Depreciation, depletion and
 amortization                     31,000    42,000     101,000   123,000
                                 -------   -------     -------   -------
                                  58,918    69,333     193,286   214,367
                                 -------   -------     -------   -------
Net income                   $    83,502    74,937     293,961   227,247
                                 =======   =======     =======   =======



Net income allocated to:

 Managing General Partner    $     7,515     6,744      26,456    20,452
                                 =======   =======     =======   =======
 General Partner             $       835       749       2,940     2,272
                                 =======   =======     =======   =======
 Limited Partners            $    75,152    67,444     264,565   204,523
                                 =======   =======     =======   =======
  Per limited partner unit   $      5.01      4.50       17.64     13.63
                                 =======   =======     =======   =======

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  528,201    456,823
 Cash paid to suppliers                              (92,286)   (91,367)
 Interest received                                      1,110      1,157
                                                      -------    -------

  Net cash provided by operating activities           437,025    366,613
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (421,536)  (371,553)
                                                      -------    -------
Net increase (decrease) in cash and cash
 equivalents                                           15,489    (4,940)

 Beginning of period                                   10,379     28,684
                                                      -------    -------
 End of period                                     $   25,868     23,744
=======                                            =======

                                                             (continued)

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Reconciliation of net income to net cash provided by operating activities

Net income                                         $  293,961    227,247

Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation, depletion and amortization             101,000    123,000
 Decrease in receivables                               42,064     16,366
                                                      -------    -------
Net cash provided by operating activities          $  437,025    366,613
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

Results of Operations

A. General Comparison of the Quarters Ended September 30, 1997 and 1996

The following table provides certain information regarding performance factors for the quarters ended September 30, 1997 and 1996:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   18.24     21.44     (15%)
Average price per mcf of gas               $    2.18      2.10         4%
Oil production in barrels                      9,600     8,300        16%
Gas production in mcf                         22,300    31,000     (28%)
Income from net profits interests          $ 142,058   143,851      (1%)
Partnership distributions                  $ 122,000   115,000         6%
Limited partner distributions              $ 109,800   103,500         6%
Per unit distribution to limited partners  $    7.32      6.90         6%
Number of limited partner units               15,000    15,000

Revenues

The Partnership's income from net profits interests decreased to $142,058 from $143,851 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 1%. The principal factors affecting the comparison of the quarters ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 by 15%, or $3.20 per barrel, resulting in a decrease of approximately $26,600 in income from net profits interests. Oil sales represented 78% of total oil and gas sales during the quarter ended September 30, 1997 as compared to 73% during the quarter ended September 30, 1996.

     The average price for an mcf of gas received by the Partnership increased during the same period by 4%, or $.08 per mcf, resulting in an increase of approximately $2,500 in income from net profits interests.

     The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $24,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 1,300 barrels or 16% during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996, resulting in an increase of approximately $23,700 in income from net profits interests.

    Gas production decreased approximately 8,700 mcf or 28% during the same period, resulting in a decrease of approximately $19,000 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $4,700. The change in production is due to the accrual effect in the third quarter of 1996. The estimates made, for the quarter ended September 30, 1996, understated actual oil production sold and overstated actual gas production sold thus skewing the comparative quarters for 1996 and 1997. When comparing the quarter ended September 30, 1997 to the actual production for the quarter ended September 30, 1996, oil production increased 200 barrels or 3% and gas production decreased 3,500 mcf or 14%.

3. Lease operating costs and production taxes were 18% lower, or approximately $18,500 less during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996. The decline in costs is primarily attributable to workover costs incurred in 1996 on one well.

Costs and Expenses

Total costs and expenses decreased to $58,918 from $69,333 for the quarters ended September 30, 1997 and 1996, respectively, a decrease of 15%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 2% or approximately $600 during the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996.

2. Depletion expense decreased to $31,000 for the quarter ended September 30, 1997 from $42,000 for the same period in 1996. This represents a decrease of 26%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Two contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996 and the decline in gross oil and gas revenues.

B.   General Comparison of the Nine Month Periods Ended September 30,  1997
and 1996

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1997 and 1996:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1997      1996   (Decrease)

Average price per barrel of oil            $   19.86     20.10     (1%)
Average price per mcf of gas               $    2.39      2.20        9%
Oil production in barrels                     28,200    27,400        3%
Gas production in mcf                         70,600    78,300    (10%)
Income from net profits interests          $ 486,137   440,457       10%
Partnership distributions                  $ 422,000   372,000       13%
Limited partner distributions              $ 379,800   334,800       13%
Per unit distribution to limited partners  $   25.32     22.32       13%
Number of limited partner units               15,000    15,000

Revenues

The Partnership's income from net profits interests increased to $486,137 from $440,457 for the nine months ended September 30, 1997 and 1996, respectively, an increase of 10%. The principal factors affecting the comparison of the nine months ended September 30, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 by 1%, or $.24 per barrel, resulting in a decrease of approximately $6,600 in income from net profits interests. Oil sales represented 77% of total oil and gas sales during the nine months ended September 30, 1997 as compared to 76% during the nine months ended September 30, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 9%, or $.19 per mcf, resulting in an increase of approximately $14,900 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $8,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 800 barrels or 3% during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996, resulting in an increase of approximately $15,900 in income from net profits interests.

    Gas production decreased approximately 7,700 mcf or 10% during the same period, resulting in a decrease of approximately $18,400 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $2,500.

3. Lease operating costs and production taxes were 14% lower, or approximately $38,600 less during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decline in costs is primarily attributable to workover costs incurred in 1996 on one well.

Costs and Expenses

Total costs and expenses decreased to $193,286 from $214,367 for the nine months ended September 30, 1997 and 1996, respectively, a decrease of 10%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $900 during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

2. Depletion expense decreased to $101,000 for the nine months ended September 30, 1997 from $123,000 for the same period in 1996. This represents a decrease of 18%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. A contributing factor to the decline in depletion expense between the comparative periods was the increase in the price of oil used to determine the Partnership's reserves for January 1, 1997 as compared to 1996.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $437,000 in the nine months ended September 30, 1997 as compared to approximately $366,600 in the nine months ended September 30, 1996. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows used in financing activities were approximately $421,500 in the nine months ended September 30, 1997 as compared to approximately $371,600 in the nine months ended September 30, 1996. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1997 were $422,000 of which $379,800 was distributed to the limited partners and $42,200 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $25.32. Total distributions during the nine months ended September 30, 1996 were $372,000 of which $334,800 was distributed to the limited partners and $37,200 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1996 was $22.32.

The  source  for  the  1997  distributions of  $422,000  was  oil  and  gas operations of approximately $437,000, resulting in excess cash for contingencies and subsequent distributions. The source for the 1996 distributions of $372,000 was oil and gas operations of approximately $366,600, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $8,676,644 have been made to the partners. As of September 30, 1997, $7,817,016 or $521.13 per limited partner unit has been distributed to the limited partners, representing a 104% return of the capital contributed.

As of September 30, 1997, the Partnership had approximately $109,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matter to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)Exhibits:

             27 Financial Data Schedule

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

Date:     November 15, 1997