Form 10-K
period 1997-12-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 1998-03-25
CIK 810117

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1997

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

The  total  number of pages contained in this report is 44.   There  is  no
exhibit index.

                            Table of Contents

Item                                                                   Page

                                  Part I

 1.  Business                                                            3

 2.  Properties                                                          6

 3.  Legal Proceedings                                                   9

 4.  Submission of Matters to a Vote of Security Holders                 9

                                 Part II

 5.  Market for Registrant's Common Equity and Related
     Stockholder Matters                                                10

 6.  Selected Financial Data                                            11

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      12

 8.  Financial Statements and Supplementary Data                        19

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             36

                                 Part III

10.  Directors and Executive Officers of the Registrant                 37

11.  Executive Compensation                                             40

12.  Security Ownership of Certain Beneficial Owners
     and Management                                                     40

13.  Certain Relationships and Related Transactions                     42

                                 Part IV

14.  Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K                                                        43

     Signatures                                                         44

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

The principal executive offices of the Partnership are located at 407 N. Big Spring, Suite 300, Midland, Texas, 79701. The Managing General Partner of the Partnership, Southwest Royalties, Inc. (the "Managing General
Partner")  and  its  staff  of  130  individuals,  together  with   certain
independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. H. H. Wommack, III, a stockholder, director, President and Treasurer of the Managing General Partner, is also a general partner. The Partnership has no employees.

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

1997  was  another volatile year in the oil market.  Prices ranged  from  a high  of  approximately $26 in the first quarter to  a  low  near  $18  per barrel. Two contributing factors that influence the oil industry are the strength of the economy and activity in the Middle East. Both influenced the supply and demand of oil, and both played roles in price swings this year. Economic expansion throughout the world enabled consumption to surpass 70 million barrels of oil per day. However, early in the year, producing countries failed to make up the difference in supply, placing upward pressure on prices. U.S. production fell slightly in 1997 to average roughly 6.4 million barrels of oil per day. Over the Thanksgiving weekend, OPEC agreed to increase their crude oil production ceiling by approximately 10%, but experts have said that many OPEC countries were already producing beyond their quotas, therefore, capacity is not expected to expand severely. Then on December 4th, the UN Security Council approved a renewal of the Iraqi oil-for-food program. The OPEC agreement and the UN's decision on the oil-for-food program will certainly increase the world supply of oil and most likely depress prices in the near term. However, world demand is expected to continue with strong growth in 1998.

The December 31, 1997 NYMEX oil price of $17.64 dropped to $14.32 as of March 18, 1998. The price decline in the first quarter of 1998 could cause a material write down in oil and gas properties and a possible reduction in future distributions to investors.

Overall the 1997 average price of natural gas increased nationwide from the 1996 rates. In some areas the increase was as high as 15%. The 1996 and 1997 average prices are by far the highest realized by the industry since 1985. The 1998 average price is expected to remain above the $2.00 per MMBTU level, however some early signs indicate that the prices will be softer in 1998 than they were in 1997. Forecasts for a mild winter and the lack of gas storage withdrawals are fueling speculation that the U.S. has an excess supply of gas thus driving the prices down to the early 1996 levels.

Following is a table of the ratios of revenues received from oil and gas production for the last three years:

                                  Oil          Gas

                    1997          77%          23%
                    1996          76%          24%
                    1995          77%          23%


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

Customer Dependence
No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 40% of the Partnership's total oil and gas production during 1997: Enron Oil and Transportation Incorporated 17%, Scurlock Permian Corporation 12%
and Texaco Trading and Transportation 11%. Four purchasers accounted for 56% of the Partnership's total oil and gas production during 1996: Amoco Production Company 21%, Scurlock Permian Corporation 14%, Torch Operating Company 11% and Phillips 66 Company 10%. Three purchasers accounted for 56% of the Partnership's total oil and gas production during 1995: Amoco Production Company, Scurlock Permian Corporation and Hunt Oil Company purchased 20%, 19% and 17%, respectively. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

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

Partnership Employees
The Partnership has no employees; however the Managing General Partner has a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition to the Managing General Partner's staff, the Partnership engages independent consultants such as petroleum engineers and geologists as needed. As of December 31, 1997, there were 130 individuals directly employed by the Managing General Partner in various capacities.

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

As of December 31, 1997, the Partnership possessed an interest in oil and gas properties located in Franklin County of Illinois; Calcasieu and Cameron Parish of Louisiana; Eddy and Lea Counties of New Mexico; Caddo, Garvin, Leflore, McClain and Pottawatomie Counties of Oklahoma; Andrews, Dawson, Ector, Fisher, Ft. Bend, Gaines, Garza, Hale, Hockley, Howard, Lamb, Leon, Loving, Martin, Midland, Pecos, Reagan, Rusk, Scurry, Stonewall, Terry, Tom Green, Upton, Ward and Winkler Counties of Texas; and Freemont County of Wyoming. These properties consist of various interests in approximately 4,956 wells and units.

Due to the Partnership's objective of maintaining current operations without engaging in the drilling of any developmental or exploratory wells, or additional acquisitions of producing properties, there has not been any significant changes in properties during 1997, 1996 and 1995.

Significant Properties
The following table reflects the significant properties in which the Partnership has an interest:

                         Date
                      Purchased       No. of           Proved Reserves*
Name and Location     and Interest    Wells       Oil (bbls)     Gas (mcf)
-----------------     ------------    -----     ----------      ---------

Mobil Acquisition     10/88 at 2%        21          9,928        407,069
Pecos and Upton       to 16% net
Counties, Texas       profits interest

Yates Acquisition     7/88 at 1% net    638         37,077              -
Pecos County, Texas   profits interest

BHP-Hendricks         10/88 at 10% to     5         58,127         14,140
Winkler County,       17% net profits
Texas                 interest

*The reserve estimates were prepared as of January 1, 1998, by Donald R. Creamer, P.E., an independent registered petroleum engineer. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-
X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

The New York Mercantile Exchange price at December 31, 1997 of $17.64 was used as the beginning basis for the oil price. Oil price adjustments from $17.64 per barrel were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of $16.05 per barrel in the preparation of the reserve report as of January 1, 1998.

In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1997 of $2.26 was used as the beginning basis. Gas price adjustments from $2.26 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $2.28 per Mcf in the preparation of the reserve report as of January 1, 1998.

As also discussed in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, oil and gas prices were subject to frequent changes in 1997.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1997 through the solicitation of proxies or otherwise.

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

After completion of the Partnership's first full fiscal year of operations and each year thereafter, the Managing General Partner has offered and will continue to offer to purchase each limited partner's interest in the Partnership, at a price based on tangible assets of the Partnership, plus the present value of the future net revenues of proved oil and gas properties, minus liabilities with a risk factor discount of up to one-third which may be implemented in the sole discretion of the Managing General Partner. However, the Managing General Partner's obligation to purchase limited partner units is limited to an expenditure of an amount not in excess of 10% of the total limited partner units initially subscribed for by limited partners. In 1997, 197 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $167.09 per unit. In 1996, 340 limited partner units were tendered to and purchased by the Managing General Partner at an average base price of $110.02 per unit. In 1995, 282.5 limited partner units were tendered to and purchased by the Managing General Partner at a base price of $120.93 per unit.

Number of Limited Partner Interest Holders
As of December 31, 1997, there were 926 holders of limited partner units in the Partnership.

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

During 1997, twelve monthly distributions were made totaling $557,000, with $501,300 distributed to the limited partners and $55,700 to the general partners. For the year ended December 31, 1997, distributions of $33.42 per limited partner unit were made, based upon 15,000 limited partner units outstanding. During 1996, twelve monthly distributions were made totaling $537,000, with $483,300 distributed to the limited partners and $53,700 to the general partners. For the year ended December 31, 1996, distributions of $32.22 per limited partner unit were made, based upon 15,000 limited partner units outstanding. During 1995, twelve monthly distributions were made totaling $471,590, with $424,450 distributed to the limited partners and $47,140 to the general partners. For the year ended December 31, 1995, distributions of $28.30 per limited partner unit were made, based on 15,000 limited partner units outstanding.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 should be read in conjunction with the financial statements included in Item 8:

                                     Years ended December 31,
                          -------------------------------------------------
--------
                         1997       1996       1995       1994       1993
                         ----       ----      ----        ----       ----
Revenues           $   660,216    641,007    608,024    603,629    771,298

Net income             329,872    383,371    320,248    280,618    265,071

Partners' share
 of net income:

  General partners      32,987     38,337     32,024     28,062     26,507

  Limited partners     296,885    345,034    288,224    252,556    238,564

Limited partners'
 net income per
  unit                   19.79      23.00      19.21      16.84      15.90

Limited partners'
  cash distributions
  per unit               33.42      32.22      28.30      29.91      40.63

Total assets       $ 1,425,553  1,652,295  1,805,721  1,957,443  2,175,284

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

Based on current conditions, management anticipates performing workovers during the next year to enhance production. The Partnership may undergo a minimal increase in 1998. The Partnership has the potential of remaining steady for the next few years before possibly experiencing a normal decline.

Results of Operations

A.  General Comparison of the Years Ended December 31, 1997 and 1996

The following table provides certain information regarding performance factors for the years ended December 31, 1997 and 1996:

                                                  Year Ended     Percentage
                                                 December 31,     Increase
                                                1997      1996   (Decrease)
                                                ----      ----   ---------

Average price per barrel of oil            $   19.47    20.69     (6%)
Average price per mcf of gas               $    2.42     2.38       2%
Oil production in barrels                     38,400   36,800       4%
Gas production in mcf                         93,800  101,900     (8%)
Income from net profits interests          $ 654,859  639,075       2%
Partnership distributions                  $ 557,000  537,000       4%
Limited partner distributions              $ 501,300  483,300       4%
Per unit distribution to limited partners  $   33.42    32.22       4%
Number of limited partner units               15,000   15,000

Revenues

The Partnership's income from net profits interests increased to $654,859 from $639,075 for the years ended December 31, 1997 and 1996, respectively, an increase of 2%. The principal factors affecting the comparison of the years ended December 31, 1997 and 1996 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the year ended December 31, 1997 as compared to the year ended December 31, 1996 by 6%, or $1.22 per barrel, resulting in a decrease of approximately $44,900 in income from net profits interests. Oil sales represented 77% of total oil and gas sales during the year ended December 31, 1997 as compared to 76% during the year ended December 31, 1996.

    The average price for an mcf of gas received by the Partnership increased during the same period by 2%, or $.04 per mcf, resulting in an increase of approximately $4,100 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $40,800. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 1,600 barrels or 4% during the year ended December 31, 1997 as compared to the year ended December 31, 1996, resulting in an increase of approximately $31,200 in income from net profits interests.

    Gas production decreased approximately 8,100 mcf or 8% during the same period, resulting in a decrease of approximately $19,600 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in production is approximately $11,600.

3. Lease operating costs and production taxes were 12% lower, or approximately $44,800 less during the year ended December 31, 1997 as compared to the year ended December 31, 1996. Decrease from 1996 due largely to significant cost in 1996 to re-equip a well.

Costs and Expenses

Total costs and expenses increased to $330,344 from $257,636 for the years ended December 31, 1997 and 1996, respectively, an increase of 28%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $700 during the year ended December 31, 1997 as compared to the year ended December 31, 1996.

2. Depletion expense increased to $211,000 for the year ended December 31, 1997 from $139,000 for the same period in 1996. This represents an increase of 52%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

    A contributing factor to the increase in depletion expense between the comparative periods was the decrease in the price of oil and gas used to determine the Partnership's reserves for January 1, 1998 as compared to 1997. Another contributing factor was due to the impact of revisions of previous estimates on reserves. Revisions of previous estimates can be attributed to the changes in production performance, oil and gas price and production costs. The impact of the revision would have increased depletion expense approximately $37,000 as of December 31, 1996.

Results of Operations

B.  General Comparison of the Years Ended December 31, 1996 and 1995

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

C.  Revenue and Distribution Comparison

Partnership net income for the years ended December 31, 1997, 1996 and 1995 was $329,872, $383,371 and $320,248, respectively. Excluding the effects of depreciation, depletion and amortization, net income for the years ended December 31, 1997, 1996 and 1995 would have been $540,873, $522,371 and
$486,248, respectively. Correspondingly, Partnership distributions for the years ended December 31, 1997, 1996 and 1995 were $557,000, $537,000 and
$471,590, respectively. These differences are indicative of the changes in oil and gas prices, production and property during 1997, 1996 and 1995.

The  sources  for  the  1997 distributions of $557,000  were  oil  and  gas operations of approximately $569,800 and the change in oil and gas properties of approximately $600, resulting in excess cash for contingencies or subsequent distributions. The source for the 1996 distributions of $537,000 was oil and gas operations of approximately $518,500, with the balance from available cash on hand at the beginning of the period. The sources of the 1995 distributions of $471,590 were oil and gas operations of approximately $469,400 and property sales of approximately $900, with the balance from available cash on hand at the beginning of the period.

Total distributions during the year ended December 31, 1997 were $557,000 of which $501,300 was distributed to the limited partners and $55,700 to the general partners. The per unit distribution to limited partners during the same period was $33.42. Total distributions during the year ended December 31, 1996 were $537,000 of which $483,300 was distributed to the limited partners and $53,700 to the general partners. The per unit distribution to limited partners during the same period was $32.22. Total distributions for the year ended December 31, 1995 were $471,590 of which $424,450 was distributed to the limited partners and $47,140 to the general partners. The per unit distribution to limited partners during the same period was $28.30.

Since inception of the Partnership, cumulative monthly cash distributions of $8,811,644 have been made to the partners. As of December 31, 1997, $7,938,516 or $529.23 per limited partner unit, has been distributed to the limited partners, representing a 106% return of the capital contributed.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from net profits interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

The December 31, 1997 NYMEX oil price of $17.64 dropped to $14.32 as of March 18, 1998. The price decline in the first quarter of 1998 could cause a material write down in oil and gas properties and a possible reduction in future distributions to investors.

Cash flows provided by operating activities were approximately $569,800 in 1997 compared to approximately $518,500 in 1996 and approximately $469,400 in 1995. The primary source of the 1997 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $600 in 1997 compared to none in 1996 and approximately $900 in 1995.

Cash flows used in financing activities were approximately $556,600 in 1997 compared to $536,800 in 1996 and approximately $471,300 in 1995. The only use in financing activities was the distributions to partners.

As of December 31, 1997, the Partnership had approximately $120,800 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Information Systems for the Year 2000

The  Managing  General Partner provides all data processing  needs  of  the
Partnership. The Managing General Partner has reviewed and evaluated its information systems to determine if its systems accurately process data referencing the year 2000. Primarily all necessary programming modifications to correct year 2000 referencing in the Managing General Partners internal accounting and operating systems have been made to-date. However the Managing General Partner has not completed its evaluation of its vendors and suppliers systems to determine the effect, if any, the non-compliance of such systems would have on the operation of the Managing General Partnership or the operations of the Partnership.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Independent Auditors Reports                                            20

Balance Sheets                                                          22

Statements of Operations                                                23

Statement of Changes in Partners' Equity                                24

Statements of Cash Flows                                                25

Notes to Financial Statements                                           27

                        INDEPENDENT AUDITORS REPORT

The Partners
Southwest Royalties Institutional
 Income Fund VII-B, L.P.
(A Delaware Limited Partnership)

We have audited the accompanying balance sheet of Southwest Royalties Institutional Income Fund VII-B, L.P. (the "Partnership") as of December 31, 1997, and the related statement of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Institutional Income Fund VII-B, L.P. as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                        KPMG Peat Marwick LLP



Midland, Texas
March 18, 1998

                    REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Southwest Royalties Institutional
 Income Fund VII-B, L.P.
Midland, Texas

We have audited the accompanying balance sheet of Southwest Royalties Institutional Income Fund VII-B, L.P. as of December 31, 1996, and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Institutional Income Fund VII-B, L.P. as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.


                        JOSEPH DECOSIMO AND COMPANY
                           A   Tennessee   Registered   Limited   Liability
Partnership


Chattanooga, Tennessee
March 14, 1997

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 1997 and 1996


                                                      1997          1996
                                                      ----          ----

  Assets

Current assets:
 Cash and cash equivalents                   $        24,154       10,379
 Receivable from Managing General Partner             97,640      126,601

---------                                    ---------
                                                 Total    current    assets
121,794                                      136,980

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         4,353,129    4,353,685
  Less accumulated depreciation,
                                               depletion  and  amortization
3,049,370                                    2,838,370

---------                                    ---------
                                              Net  oil  and gas  properties
1,303,759                                    1,515,315

---------                                    ---------
                                                                          $
1,425,553                                    1,652,295

=========                                    =========

  Liabilities and Partners' Equity

Current liability - Distribution payable     $         1,007          621

---------                                    ---------
Partners' equity:
 General partners                                  (502,315)    (479,602)
 Limited partners                                  1,926,861    2,131,276

---------                                    ---------
                                                Total    partners'   equity
1,424,546                                    1,651,674

---------                                    ---------
                                                                          $
1,425,553                                    1,652,295

=========                                    =========






















                  The accompanying notes are an integral
                   part of these financial statements.

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 1997, 1996 and 1995


                                                            1997       1996
1995
                                                            ----       ----
----

  Revenues

Income from net profits interests         $    654,859   639,075  605,859
Interest                                         5,357     1,932    2,165
                                                                    -------
-------                                   -------
                                                                    660,216
641,007                                   608,024
                                                                    -------
-------                                   -------
  Expenses

General and administrative                     119,344   118,636  121,776
Depreciation, depletion and amortization       211,000   139,000  166,000
                                                                    -------
-------                                   -------
                                                                    330,344
257,636                                   287,776
                                                                    -------
-------                                   -------
Net income                                $    329,872   383,371  320,248
                                                                    =======
=======                                   =======

Net income allocated to:

 Managing General Partner                 $     29,688    34,503   28,822
                                                                    =======
=======                                   =======
 General partner                          $      3,299     3,834    3,202
                                                                    =======
=======                                   =======
 Limited partners                         $    296,885   345,034  288,224
                                                                    =======
=======                                   =======
  Per limited partner unit                $      19.79     23.00    19.21
                                                                    =======
=======                                   =======

























                  The accompanying notes are an integral
                   part of these financial statements.

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 1997, 1996 and 1995


                                              General   Limited
                                              Partners  Partners   Total
                                              --------  --------   -----

Balance at December 31, 1994            $  (449,123)  2,405,768 1,956,645

 Net income                                   32,024    288,224   320,248

 Distributions                              (47,140)  (424,450) (471,590)
                                                                   --------
---------                               ---------
Balance at December 31, 1995               (464,239)  2,269,542 1,805,303

 Net income                                   38,337    345,034   383,371

 Distributions                              (53,700)  (483,300) (537,000)
                                                                   --------
---------                               ---------
Balance at December 31, 1996               (479,602)  2,131,276 1,651,674

 Net income                                   32,987    296,885   329,872

 Distributions                              (55,700)  (501,300) (557,000)
                                                                   --------
---------                               ---------
Balance at December 31, 1997            $  (502,315)  1,926,861 1,424,546
                                                                   ========
=========                               =========































                  The accompanying notes are an integral
                   part of these financial statements.

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 1997, 1996 and 1995


                                                 1997      1996      1995
                                                 ----      ----      ----

Cash flows from operating activities:

 Cash received from net profits interest  $    683,820   635,196  589,739
 Cash paid to Managing General Partner
                                            for  administrative  fees   and
general
                                            and   administrative   overhead
(119,344)                                 (118,636)(122,494)
 Interest received                               5,357     1,932    2,165
                                                                   --------
--------                                  --------
   Net  cash provided by operating activities              569,833  518,492
469,410
                                                                   --------
--------                                  --------
Cash flows provided by investing activities:

 Cash received from sale of oil and gas
  properties                                       556         -      924
                                                                   --------
--------                                  --------
Cash flows used in financing activities:

 Distributions to partners                   (556,614) (536,797)(471,307)
                                                                   --------
--------                                  --------
Net increase (decrease) in cash and
 cash equivalents                               13,775  (18,305)    (973)

 Beginning of year                              10,379    28,684   29,657
                                                                   --------
--------                                  --------
 End of year                              $     24,154    10,379   28,684
                                                                   ========
========                                  ========


(continued)
























                  The accompanying notes are an integral
                   part of these financial statements.

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)
                   Statements of Cash Flows, continued
               Years ended December 31, 1997, 1996 and 1995


                                                 1997      1996      1995
                                                 ----      ----      ----

Reconciliation of net income to net cash provided by operating activities:

Net income                                $    329,872   383,371  320,248

Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation, depletion and amortization               211,000   139,000
166,000
  (Increase) decrease in receivables            28,961   (3,879) (16,175)
  Increase (decrease) in payables                    -         -    (663)
                                                                    -------
-------                                   -------
Net cash provided by operating activities $    569,833   518,492  469,410
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

          (1)All organization costs in excess of 3% of initial capital contributions will be paid by the Managing General Partner and will be treated as a capital contribution. The Partnership paid the Managing General Partner an amount equal to 3% of initial capital contributions for such organization costs.

          (2)Administrative costs in any year which exceed 2% of capital contributions shall be paid by the Managing General Partner and will be treated as a capital contribution.

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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 1997, 1996 and 1995, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


2.   Summary of Significant Accounting Policies - continued

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31, 1997, 1996 and 1995, there were no significant amounts of imbalance in terms of units and value.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In   accordance  with  the  requirements  of  Statement  of  Financial
     Accounting Standards No. 109, "Accounting for Income Taxes, the Partnership's tax basis in its net oil and gas properties at December 31, 1997 and 1996 is $301,231 and $398,741, respectively, less than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


2.   Summary of Significant Accounting Policies - continued

     Cash and Cash Equivalents
     For purposes of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Partnership maintains its cash at one financial institution.

     Number of Limited Partner Units
     As of December 31, 1997, 1996 and 1995, there were 15,000 limited partner units outstanding held by 926.

     Concentrations of Credit Risk
     The Partnership is subject to credit risk through trade receivables. Although a substantial portion of its debtors' ability to pay is dependent upon the oil and gas industry, credit risk is minimized due to a large customer base. All partnership revenues are received by the Managing General Partner and subsequently remitted to the partnership and all expenses are paid by the Managing General Partner and subsequently reimbursed by the partnership.

     Fair Value of Financial Instruments
     The carrying amount of cash and accounts receivable approximates fair value due to the short maturity of these instruments.

     Recent Accounting Pronouncements
     In June 1997, the FASB issued "Reporting Comprehensive Income," SFAS No. 130, which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Specifically, this statements requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The Partnership anticipates adoption of SFAS No. 130 in its year ended December 31, 1998 financial statements.

     Comprehensive income consists of the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Specifically, this includes net income and other comprehensive income, which is made up of certain changes in assets and liabilities that are not reported in a statement of operations but are included in the balances within a separate component of equity in a statement of financial position. Such changes include, but are not limited to, unrealized gains for marketable securities and futures contracts, foreign currency translation adjustments and minimum pension liability adjustments.

     Net Income (loss) per limited partnership unit
     The net income (loss) per limited partnership unit is calculated by using the number of outstanding limited partnership units.

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


3.   Commitments and Contingent Liabilities
     After completion of the Partnership's first full fiscal year of operations and each year thereafter, the Managing General Partner has offered and will continue to offer to purchase each limited partner's interest in the Partnership, at a price based on tangible assets of the Partnership, plus the present value of the future net revenues of proved oil and gas properties, minus liabilities with a risk factor discount of up to one-third which may be implemented in the sole discretion of the Managing General Partner. However, the Managing General Partner's obligation to purchase limited partner units is limited to an expenditure of an amount not in excess of 10% of the total limited partner units initially subscribed for by limited partners.

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

     As of December 31, 1997, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


4.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As is usual in the industry and as provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $25,000, $24,000 and $22,000 for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $500, $1,300 and $5,000 for the years ended December 31, 1997, 1996 and 1995, respectively, and the Managing General Partner believes that these costs are comparable to similar charges paid by the Partnership to unrelated third parties.

     Southwest Royalties, Inc., the Managing General Partner, was paid $108,000 during 1997, 1996 and 1995 as an administrative fee for indirect general and administrative overhead expenses.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $97,640 and $126,601 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 1997 and 1996, respectively.

     In addition, a director and officer of the Managing General Partner is a partner in a law firm, with such firm providing legal services to the Partnership approximating $200 and 100 for the year ended December 31, 1997 and 1996, respectively. There were no legal services provided for the year ended December 31, 1995.

5.   Major Customers
     No material portion of the Partnership's business is dependent on a single purchaser, or a very few purchasers, where the loss of one would have a material adverse impact on the Partnership. Three purchasers accounted for 40% of the Partnership's total oil and gas production during 1997: Enron Oil and Transportation Incorporated 17%, Scurlock Permian Corporation 12% and Texaco Trading and Transportation 11%. Four purchasers accounted for 56% of the Partnership's total oil and gas production during 1996: Amoco Production Company 21%, Scurlock Permian Corporation 14%, Torch Operating Company 11% and
     Phillips 66 Company 10%. Three purchasers accounted for 56% of the Partnership's total oil and gas production during 1995: Amoco Production Company, Scurlock Permian Corporation and Hunt Oil Company purchased 20%, 19% and 17%, respectively. All purchasers of the Partnership's oil and gas production are unrelated third parties. In the event any of these purchasers were to discontinue purchasing the Partnership's production, the Managing General Partner believes that a substitute purchaser or purchasers could be located without undue delay. No other purchaser accounted for an amount equal to or greater than 10% of the Partnership's sales of oil and gas production.

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil and Gas Reserves (unaudited)
     The Partnership's interest in proved oil and gas reserves is as follows:

                                                     Oil (bbls)  Gas (mcf)
                                                     ----------  ---------
     Proved developed and undeveloped reserves -

     January 1, 1995                                 446,000      729,000

       Revisions of previous estimates                 8,000      532,000
       Production                                   (45,000)    (128,000)
       Sale of minerals in place                           -      (4,000)
                                                     -------    ---------
     December 31, 1995                               409,000    1,129,000

       Revisions of previous estimates                40,000      (1,000)
       Production                                   (37,000)    (102,000)
       Sale of minerals in place                           -      (3,000)
                                                     -------    ---------
     December 31, 1996                               412,000    1,023,000

       Revisions of previous estimates              (89,000)    (274,000)
       Production                                   (39,000)     (94,000)
                                                     -------    ---------
     December 31, 1997                               284,000      655,000
                                                     =======    =========

     Proved developed reserves -

     December 31, 1995                               378,000    1,050,000
                                                     =======    =========
     December 31, 1996                               375,000      984,000
                                                     =======    =========
     December 31, 1997                               274,000      632,000
                                                     =======    =========

     All of the Partnership's reserves are located within the continental United States.

     *The  reserve estimates were prepared as of January 1, 1998, by Donald
     R. Creamer, P.E., an independent registered petroleum engineer. The reserve estimates were made in accordance with guidelines established by the Securities and Exchange Commission pursuant to Rule 4-10(a) of Regulation S-X. Such guidelines require oil and gas reserve reports be prepared under existing economic and operating conditions with no provisions for price and cost escalation except by contractual arrangements.

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil and Gas Reserves (unaudited) - continued
     The New York Mercantile Exchange price at December 31, 1997 of $17.64 was used as the beginning basis for the oil price. Oil price adjustments  from  $17.64  per  barrel were  made  in  the  individual evaluations to reflect oil quality, gathering and transportation costs. The results are an average price received at the lease of
     $16.05 per barrel in the preparation of the reserve report as of January 1, 1998.

     In the determination of the gas price, the New York Mercantile Exchange price at December 31, 1997 of $2.26 was used as the beginning basis. Gas price adjustments from $2.26 per Mcf were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results are an average price received at the lease of $2.28 per Mcf in the preparation of the reserve report as of January 1, 1998.

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

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


6.   Estimated Oil & Gas Reserves (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1997, 1996 and 1995 is presented below:

                                              1997       1996        1995
                                              ----       ----        ----

     Future cash inflows, net of
                                        production and development
      costs                             $  3,750,000  9,337,000  6,019,000
     10% annual discount for
                                        estimated timing of cash
      flows                                1,467,000  4,122,000  2,564,000
                                           ---------  ---------  ---------
     Standardized measure of
                                        discounted future net cash
      flows                             $  2,283,000  5,215,000  3,455,000
                                           =========  =========  =========
     The principal sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                              1997       1996        1995
                                              ----       ----        ----
     Sales of oil and gas produced,
                                         net of production costs          $
(655,000)                               (919,000)(785,000)
      Changes in prices and production costs         (2,190,000)  2,153,000
357,000
     Changes of production rates
                                         (timing) and others        174,000
112,000                                 (166,000)
     Sales of minerals in place                    -    (2,000)    (3,000)
     Revisions of previous
                                         quantities estimates     (783,000)
(54,000)                                425,000
     Accretion of discount                   522,000    470,000    302,000
     Discounted future net
     cash flows -
      Beginning of year                    5,215,000  3,455,000  3,325,000
                                           ---------  ---------  ---------
      End of year                       $  2,283,000  5,215,000  3,455,000
                                           =========  =========  =========

     Future net cash flows were computed using year-end prices and costs that related to existing proved oil and gas reserves in which the Partnership has mineral interests.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On June 9, 1997 Southwest Royalties, Inc. the Partnership's Managing General Partner (Southwest Royalties, Inc.) dismissed Joseph Decosimo and Company as the Partnership's independent accountants. The Managing General Partner's Board of Directors approved the decision to change the Partnership's independent accountants.

The reports of Joseph Decosimo and Company on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with its audits for the two most recent fiscal years and through June 9, 1997, there have been no disagreements with Joseph Decosimo and Company on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Joseph Decosimo and Company would have caused them to make reference thereto in their report on the financial statements for such years.

The Registrant has requested that Joseph Decosimo and Company furnish it with a letter addressed to the SEC stating whether or not is agrees with the above statements. A copy of that letter is included as Exhibit 16 and has been filed with the Securities and Exchange Commission.

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

     Name                   Age                      Position
--------------------        ---         -----------------------------------
-------
H. H. Wommack, III                      42     Chairman   of   the   Board,
                                        President,
                                        Chief Executive Officer, Treasurer
                                        and Director

H. Allen Corey              43          Secretary and Director

Bill E. Coggin                          44     Vice  President  and   Chief
                                        Financial Officer

Phillip F. Hock, Jr.                    54   Vice President, Exploration

Jon P. Tate                             40     Vice  President,  Land   and
                                        Assistant Secretary

Joel D. Talley              36          Vice President, Acquisitions and
                                        Exploitation Manager

R. Douglas Keathley         42          Vice President, Operations

J. Steven Person            39          Vice President, Marketing

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

Phillip   F.   Hock,   Jr.,  Vice  President,  Exploration,   assumed   his
responsibilities with the Managing General Partner as a geologist in November 1993. Prior to joining the Managing General Partner, Mr. Hock was employed four (4) years by Ramco Oil and Gas as Exploitation Manager (1989-
1993),  Robinson  Brothers Drilling Company as Exploration  Manager  (1980-
1984), and as petroleum geologist by several companies throughout his career, Magic Circle Oil and Gas (1988-1989), Reading and Bates Petroleum Company (1984-1988), and Exxon (1971-1980). Mr. Hock received a B. S. in Geology from Morehead State University and a M. S. in Geology form the University of New Mexico.

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

Joel D. Talley, Vice President, Acquisitions and Exploitation Manager, assumed his responsibilities with the Managing General Partner on July 15, 1996. Prior to joining the Managing General Partner, Mr. Talley was employed for four (4) years by Merit Energy Company as Acquisitions Manager and then as Region Manager over West Texas, New Mexico and Wyoming (1992-
1996) and eight (8) years by ARCO Oil & Gas Company in various engineering positions (1984-1992). Mr. Talley received his B.S. in Mechanical Engineering in 1984 from Texas A&M University.

R. Douglas Keathley, Vice President, Operations, assumed his responsibilities with the Managing General Partner as a Production Engineer in October, 1992. Prior to joining the Managing General Partner, Mr. Keathley was employed for four (4) years by ARCO Oil & Gas Company as senior drilling engineer working in all phases of well production (1988-
1992), eight (8) years by Reading & Bates Petroleum Company as senior petroleum engineer responsible for drilling (1980-1988) and two (2) years by Tenneco Oil Company as drilling engineer responsible for all phases of drilling (1978-1980). Mr. Keathley received his B.S. in Petroleum Engineering in 1977 from the University of Oklahoma.

J. Steven Person, Vice President, Marketing, assumed his responsibilities with the Managing General Partner as National Marketing Director in 1989. Prior to joining the Managing General Partner, Mr. Person served as Vice President of Marketing for CRI, Inc., and was associated with Capital Financial Group and Dean Witter (1983). He received a B.B.A. from Baylor University in 1982 and an M.D.A. from Houston Baptist University in 1987.

Key Employees

Accounting and Administrative Officer - Debbie A. Brock, age 45, assumed her position with the Managing General Partner in 1991. Prior to joining the Managing General Partner, Ms. Brock was employed with Western Container Corporation as Accounting Manager (1982-1990), Synthetic Industries (Texas), Inc. as Accounting Manager (1976-1982) and held various accounting positions in the manufacturing industry (1971-1975). Ms. Brock received a B.B.A. from the University of Houston.

Controller - Robert A. Langford, age 48, assumed his responsibilities with the Managing General Partner in 1992. Mr. Langford received his B.B.A. degree in Accounting in 1975 from the University of Central Arkansas. Prior to joining the Managing General Partner, Mr. Langford was employed with Forest Oil Corporation as Corporate Coordinator, Regional Coordinator, Accounting Manager. He held various other positions from 1982-1992 and 1976-1980 and was Assistant Controller of National Oil Company from 1980-1982.

Financial Reporting Manager - Bryan Dixon, C.P.A., age 31, assumed his responsibilities with the Managing General Partner in 1992. Mr. Dixon received his B.B.A. degree in Accounting in 1988 from Texas Tech University in Lubbock, Texas. Prior to joining the Managing General Partner, Mr. Dixon was employed as a Senior Auditor with Johnson, Miller & Company from 1991-1992 and Audit Supervisor for Texas Tech University and the Texas Tech University Health Sciences Center from 1988-1991.

Production Superintendent - Steve C. Garner, age 56, assumed his responsibilities with the Managing General Partner as Production Superintendent in July, 1989. Prior to joining the Managing General Partner, Mr. Garner was employed 16 years by Shell Oil Company working in all phases of oil field production as operations foreman, one and one-half years with Petroleum Corporation of Delaware as Production Superintendent, six years as an independent engineering consultant, and one year with Citation Oil & Gas Corp. as a workover, completion and production foreman. Mr. Garner has worked extensively in the Permian Basin oil field for the last 25 years.

Tax Manager - Carolyn Cookson, age 41, assumed her position with the Managing General Partner in April, 1989. Prior to joining the Managing
General Partner, Ms. Cookson was employed as Director of Taxes at C.F. Lawrence & Associates, Inc. from 1983 to 1989, and worked in public accounting at McCleskey, Cook & Green, P.C. from 1981 to 1983 and Deanna Brady, C.P.A. from 1980 to 1981. She is a member of the Permian Basin Chapter of the Petroleum Accountants' Society, and serves on its Board of Directors and is liaison to the Tax Committee. Ms. Cookson received a B.B.A. in accounting from New Mexico State University.

Investor Relations Manager - Sandra K. Flournoy, age 51, came to Southwest Royalties, Inc. in 1988 from Parker & Parsley Petroleum, where she was Assistant Manager of Investor Services and Broker/Dealer Relations for two years. Prior to that, Ms. Flournoy was Administrative Assistant to the Superintendent at Greenwood ISD for four years.

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

Item 11.  Executive Compensation

The Partnership does not have any directors or executive officers. The executive officers of the Managing General Partner do not receive any cash compensation, bonuses, deferred compensation or compensation pursuant to any type of plan, from the Partnership. The Managing General Partner received $108,000 during 1997, 1996 and 1995, respectively, as an annual administrative fee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests.

The Managing General Partner owns a nine percent interest in the Partnership as a general partner. Through repurchase offers to the limited partners, the Managing General Partner also owns 1,408.5 limited partner units, an 9.4% limited partner interest. The Managing General Partner's total percentage interest ownership in the Partnership is 17.5%.

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

                                                  Amount and
                                                   Nature of      Percent
                     Name and Address of           Beneficial        of
 Title of Class        Beneficial Owner            Ownership       Class
-------------------  ---------------------------  ---------------  -------
Limited Partnership  Southwest Royalties, Inc.    Directly Owns      9.4%
 Interest            Managing General Partner     1,408.5 Units
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. H. Wommack, III           Indirectly Owns    9.4%
 Interest            Chairman of the Board,       1,408.5 Units
                     President, CEO, Treasurer
                     and Director of Southwest
                     Royalties, Inc., the
                     Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  H. Allen Corey               Indirectly Owns    9.4%
 Interest            Secretary and Director of    1,408.5 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     633 Chestnut Street
                     Chattanooga, TN  37450-1800

Limited Partnership  Bill E. Coggin               Indirectly Owns    9.4%
 Interest            Vice President and CFO of    1,408.5 Units
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Phillip F. Hock, Jr.         Indirectly Owns    9.4%
 Interest            Vice President, Exploration  1,408.5 Units
                     of Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  Jon P. Tate                  Indirectly Owns    9.4%
 Interest            Vice President, Land and     1,408.5 Units
                     Assistant Secretary of
                     Southwest Royalties, Inc.,
                     the Managing General
                     Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  J. Steven Person             Indirectly Owns    9.4%
 Interest            Vice President, Marketing of 1,408.5 Units
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
Limited Partnership  Joel D. Talley               Indirectly Owns    9.4%
 Interest            Vice President, Acquisitions 1,408.5 Units
                     and Exploitation Manager of
                     Southwest Royalties, Inc.,
                     the Managing General Partner
                     407 N. Big Spring Street
                     Midland, TX  79701

Limited Partnership  R. Douglas Keathley          Indirectly Owns    9.4%
 Interest            Vice President,              1,408.5 Units
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

Item 13.  Certain Relationships and Related Transactions

In   1997,   the   Managing  General  Partner  received  $108,000   as   an
administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances the Managing General Partner and certain officers and employees may be working interest owners in an oil and gas property in which the Partnership also has a net profits interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $25,000 for administrative overhead attributable to operating such properties during 1997.

Certain subsidiaries or affiliates of the Managing General Partner perform various oilfield services for properties in which the Partnership owns an interest. Such services aggregated approximately $500 for the year ended December 31, 1997.

The law firm of Baker, Donelson, Bearman & Caldwell of which H. Allen Corey, an officer and director of the Managing General Partner, is a partner, is counsel to the Partnership. Legal services rendered by Baker, Donelson, Bearman & Caldwell to the Partnership during 1997 were approximately $200, which constitutes an immaterial portion of that firm's business.

In the opinion of management, the terms of the above transactions are similar to ones with unaffiliated third parties.

                                 Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)(1)  Financial Statements:

                  Included in Part II of this report --

                  Reports of Independent Accountants
                  Balance Sheets
                  Statements of Operations
                  Statement of Changes in Partners' Equity
                  Statements of Cash Flows
                  Notes to Financial Statements

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

                           16  Letter  on  Change in Certifying  Accountant
                     (Incorporated by reference from Partnership's Form 8-K dated June 9, 1997.)

                  27 Financial Data Schedule

               (b)   Reports on Form 8-K

                  There  were  no  reports filed on  Form  8-K  during  the
              quarter ended December 31, 1997.

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


                          Date:  March 31, 1998


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


Date:  March 31, 1998


By:    /s/ H. Allen Corey
       -----------------------------
       H. Allen Corey, Secretary and
       Director


Date:  March 31, 1998