Form 10-Q
period 1998-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 1998-08-13
CIK 810117

3 of 14

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                     PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund VII-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1998            1997
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $     17,923          24,154
 Receivable from Managing General Partner          50,849          97,640
                                                ---------       ---------
    Total current assets                           68,772         121,794
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,348,759       4,353,129
  Less accumulated depreciation,
   depletion and amortization                   3,147,370       3,049,370
                                                ---------       ---------
    Net oil and gas properties                  1,201,389       1,303,759
                                                ---------       ---------
                                             $  1,270,161       1,425,553
                                                =========       =========
  Liabilities and Partners' Equity

Current liability - Distributions payable    $      1,033           1,007
                                                ---------       ---------
Partners' equity:
 General partners                               (517,857)       (502,315)
 Limited partners                               1,786,985       1,926,861
                                                ---------       ---------
    Total partners' equity                      1,269,128       1,424,546
                                                ---------       ---------
                                             $  1,270,161       1,425,553
                                                =========       =========

        Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1998      1997        1998      1997

  Revenues

Income from net profits
 interests                    $    75,705    155,518    198,269    344,077
Interest                              720        462      1,381        748
                                  -------    -------    -------    -------
                                   76,425    155,980    199,650    344,825
                                  -------    -------    -------    -------

  Expenses

General and administrative         31,094     28,129     69,068     64,368
Depreciation, depletion and
 amortization                      50,000     34,000     98,000     70,000
                                  -------    -------    -------    -------
                                   81,094     62,129    167,068    134,368
                                  -------    -------    -------    -------
Net income (loss)             $   (4,669)     93,851     32,582    210,457
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $     (420)      8,447      2,932     18,941
                                  =======    =======    =======    =======
 General Partner              $      (47)        938        326      2,105
                                  =======    =======    =======    =======
 Limited Partners             $   (4,202)     84,466     29,324    189,411
                                  =======    =======    =======    =======
  Per limited partner unit    $     (.28)       5.63       1.95      12.63
                                  =======    =======    =======    =======

        Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Cash flows from operating activities:

 Cash received from income from net
  profits interests                                 $   219,485    369,734
 Cash paid to suppliers                                (43,493)   (63,647)
 Interest received                                        1,381        748
                                                       --------   --------
  Net cash provided by operating activities             177,373    306,835
                                                       --------   --------

Cash flows from investing activities:
 Cash received from sale of oil and gas
  properties                                              4,370          -
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (187,974)  (299,671)
                                                       --------   --------
Net increase (decrease) in cash and cash
 equivalents                                            (6,231)      7,164

 Beginning of period                                     24,154     10,379
                                                       --------   --------
 End of period                                      $    17,923     17,543
                                                       ========   ========
                                                               (continued)

        Southwest Royalties Institutional Income Fund VII-B, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1998      1997

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    32,582    210,457

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               98,000     70,000
  Decrease in receivables                                21,216     25,657
  Increase in payables                                   25,575        721
                                                        -------    -------
Net cash provided by operating activities           $   177,373    306,835
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

Based on current conditions, management does not anticipate performing workovers during the next two years to enhance production. The Partnership may undergo a minimal increase later in 1998. The Partnership has the potential of remaining steady for the next few years before possibly experiencing a normal decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30 1998, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during the first half of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended June 30, 1998 and 1997:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    12.94     19.24      (33%)
Average price per mcf of gas             $     1.99      2.37      (16%)
Oil production in barrels                     8,800     9,500       (7%)
Gas production in mcf                        18,940    25,000      (24%)
Income from net profits interests        $   75,705   155,518      (51%)
Partnership distributions                $   55,000   135,000      (59%)
Limited partner distributions            $   49,500   121,500      (59%)
Per unit distribution to limited
 partners                                $     3.30      8.10      (59%)
Number of limited partner units              15,000    15,000

Revenues

The Partnership's income from net profits interests decreased to $75,705 from $155,518 for the quarters ended June 30, 1998 and 1997, respectively, a decrease of 51%. The principal factors affecting the comparison of the quarters ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997 by 33%, or $6.30 per barrel, resulting in a decrease of approximately $59,900 in income from net profits interests. Oil sales represented 75% of total oil and gas sales during the quarter ended June 30, 1998 as compared to 76% during the quarter ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 16%, or $.38 per mcf, resulting in a decrease of approximately $9,500 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $69,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 700 barrels or 7% during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997, resulting in a decrease of approximately $9,100 in income from net profits interests.

    Gas production decreased approximately 6,100 mcf or 24% during the same period, resulting in a decrease of approximately $12,100 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $21,200. The decrease in gas production is primarily attributable to a farm-out agreement which decrease the partnership ownership percentage and the explosion of a gas plant which caused a decline in mcf's for the month of April 1998.

3.  Lease  operating  costs  and  production  taxes  were  12%  lower,   or
    approximately $10,600 less during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997.

Costs and Expenses

Total costs and expenses increased to $81,094 from $62,129 for the quarters ended June 30, 1998 and 1997, respectively, an increase of 31%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 11% or approximately $3,000 during the quarter ended June 30, 1998 as compared to the quarter ended June 30, 1997.

2. Depletion expense increased to $50,000 for the quarter ended June 30, 1998 from $34,000 for the same period in 1997. This represents an increase
   of  47%.   Depletion is calculated using the units of revenue method  of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. A contributing factor to the increase in depletion expense between the comparative periods was the decrease in the price of oil used to determine the Partnership's reserves for January 1, 1998 as compared to 1997.

B.   General  Comparison of the Six Month Periods Ended June 30,  1998  and
1997

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1998 and 1997:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1998       1997    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    13.79     20.69    (33%)
Average price per mcf of gas             $     2.11      2.49    (15%)
Oil production in barrels                    18,800    18,600       1%
Gas production in mcf                        41,240    48,300    (15%)
Income from net profits interests        $  198,269   344,077    (42%)
Partnership distributions                $  188,000   300,000    (37%)
Limited partner distributions            $  169,200   270,000    (37%)
Per unit distribution to limited
 partners                                $    11.28     18.00    (37%)
Number of limited partner units              15,000    15,000

Revenues

The Partnership's income from net profits interests decreased to $198,269 from $344,077 for the six months ended June 30, 1998 and 1997, respectively, a decrease of 42%. The principal factors affecting the comparison of the six months ended June 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997 by 33%, or $6.90 per barrel, resulting in a decrease of approximately $128,300 in income from net profits interests. Oil sales represented 75% of total oil and gas sales during the six months ended June 30, 1998 as compared to 76% during the six months ended June 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 15%, or $.38 per mcf, resulting in a decrease of approximately $18,400 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $146,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 200 barrels or 1% during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997, resulting in an increase of approximately $2,800 in income from net profits interests.

    Gas production decreased approximately 7,100 mcf or 15% during the same period, resulting in a decrease of approximately $14,900 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $12,100. The decrease in gas production is primarily attributable to a farm-out agreement which decrease the partnership ownership percentage and the explosion of a gas plant which caused a decline in mcf's for the month of March and April 1998.

3.  Lease   operating  costs  and  production  taxes  were  8%  lower,   or
    approximately $13,100 less during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

Costs and Expenses

Total costs and expenses increased to $167,068 from $134,368 for the six months ended June 30, 1998 and 1997, respectively, an increase of 24%. The increase is the result of higher general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 7% or approximately $4,700 during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

2. Depletion expense increased to $98,000 for the six months ended June 30, 1998 from $70,000 for the same period in 1997. This represents an increase of 40%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. A contributing factor to the increase in depletion expense between the comparative periods was the decrease in the price of oil used to determine the Partnership's reserves for January 1, 1998 as compared to 1997.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $177,400 in the six months ended June 30, 1998 as compared to approximately $306,800 in the six months ended June 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $4,400 in the six months ended June 30, 1998. There were no cash flows provided by investing activities in the six months ended June 30, 1997.

Cash flows used in financing activities were approximately $188,000 in the six months ended June 30, 1998 as compared to approximately $299,700 in the six months ended June 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1998 were $188,000 of which $169,200 was distributed to the limited partners and $18,800 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $11.28. Total distributions during the six months ended June 30, 1997 were $300,000 of which $270,000 was distributed to the limited partners and $30,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1997 was $18.00.

The source for the 1998 distributions of $188,000 was oil and gas operations of approximately $177,400, and the net change in oil and gas properties of approximately $4,400, with the balance from available cash on hand at the beginning of the period. The source for the 1997 distributions of $300,000 was oil and gas operations of approximately $306,800, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $8,999,644 have been made to the partners. As of June 30, 1998, $8,107,716 or $540.51 per limited partner unit has been distributed to the limited partners, representing a 106% return of the capital contributed.

As of June 30, 1998, the Partnership had approximately $67,700 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

               No reports on Form
               8-K were filed during the quarter June 30, 1998.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND VII-B, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice
                                       President
                                       and Chief Financial Officer
Date: August 15, 1998