Form 10-Q
period 1998-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 1998-11-12
CIK 810117

Page 16 of 15
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                            Yes __X__ No _____

         The total number of pages contained in this report is 16.

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1997 which are found in the Registrant's Form 10-K Report for 1997 filed with the Securities and Exchange Commission. The December 31, 1997 balance sheet included herein has been taken from the Registrant's 1997 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   1998           1997
                                               -----------     ---------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $   35,475         24,154
 Receivable from Managing General Partner          33,646         97,640
                                                ---------      ---------
     Total current assets                          69,121        121,794
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 4,348,759      4,353,129
  Less accumulated depreciation,
   depletion and amortization                   3,167,370      3,049,370
                                                ---------      ---------
     Net oil and gas properties                 1,181,389      1,303,759
                                                ---------      ---------
                                               $1,250,510      1,425,553
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $      498          1,007
                                                ---------      ---------

Partners' equity
 General partners                               (519,768)      (502,315)
 Limited partners                               1,769,780      1,926,861
                                                ---------      ---------
     Total partners' equity                     1,250,012      1,424,546
                                                ---------      ---------
                                               $1,250,510      1,425,553
                                                =========      =========

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  1998      1997        1998      1997
                                  ----      ----        ----      ----
Revenues

Income from net profits
 interests                    $   86,851   142,058     285,120   486,137
Interest                             682       362       2,063     1,110
                                 -------   -------     -------   -------
                                  87,533   142,420     287,183   487,247
                                 -------   -------     -------   -------
Expenses

General and administrative        32,649    27,918     101,717    92,286
Depreciation, depletion and
 amortization                     20,000    31,000     118,000   101,000
                                 -------   -------     -------   -------
                                  52,649    58,918     219,717   193,286
                                 -------   -------     -------   -------
Net income                    $   34,884    83,502      67,466   293,961
                                 =======   =======     =======   =======



Net income allocated to:

 Managing General Partner     $    3,139     7,515       6,072    26,456
                                 =======   =======     =======   =======
 General Partner              $      349       835         675     2,940
                                 =======   =======     =======   =======
 Limited Partners             $   31,396    75,152      60,719   264,565
                                 =======   =======     =======   =======
  Per limited partner unit   $      2.09      5.01        4.05     17.64
                                 =======   =======     =======   =======

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998 1997
                                                       ----       ----
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  310,753    528,201
 Cash paid to suppliers                              (63,356)   (92,286)
 Interest received                                      2,063      1,110
                                                      -------    -------
  Net cash provided by operating activities           249,460    437,025
                                                      -------    -------
Cash flows provided by investing activities

 Cash received from sale of oil and gas property        4,370          -
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (242,509)  (421,536)
                                                      -------    -------
Net increase in cash and cash equivalents              11,321     15,489

 Beginning of period                                   24,154     10,379
                                                      -------    -------
 End of period                                     $   35,475     25,868
                                                      =======    =======

                                                             (continued)

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1998       1997
                                                       ----       ----
Reconciliation of net income to net cash provided by operating activities

Net income                                         $   67,466    293,961

Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation, depletion and amortization             118,000    101,000
 Decrease in receivables                               25,633     42,064
 Increase in payables                                  38,361          -
                                                      -------    -------
Net cash provided by operating activities          $  249,460    437,025
                                                      =======    =======

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                       Note to Financial Statements


Subsequent Events

The Partnership, subsequent to September 30, 1998 sold its interest in a portion of non-operated oil and gas properties. The Partnership's interests in the wells were sold for $97,431 net proceeds, after post closing adjustments. The proceeds from the sale represented 7.79% of the Partnership's total assets at December 31, 1997.

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

Based on current conditions, management does not anticipate performing workovers during the next year. The Partnership has the potential of remaining steady for the next few years before possibly experiencing a normal decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30 1998, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. A continuation of the oil price environment experienced during the first three quarters of 1998 will have an adverse affect on the Company's revenues and operating cash flow. Also, further declines in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A. General Comparison of the Quarters Ended September 30, 1998 and 1997

The following table provides certain information regarding performance factors for the quarters ended September 30, 1998 and 1997:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   12.03     18.24    (34%)
Average price per mcf of gas               $    1.84      2.18    (16%)
Oil production in barrels                      8,900     9,600     (7%)
Gas production in mcf                         22,065    22,300     (1%)
Income from net profits interests          $  86,851   142,058    (39%)
Partnership distributions                  $  54,000   122,000    (56%)
Limited partner distributions              $  48,600   109,800    (56%)
Per unit distribution to limited partners  $    3.24      7.32    (56%)
Number of limited partner units               15,000    15,000

Revenues

The Partnership's income from net profits interests decreased to $86,851 from $142,058 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 39%. The principal factors affecting the comparison of the quarters ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 by 34%, or $6.21 per barrel, resulting in a decrease of approximately $60,000 in income from net profits interests. Oil sales represented 73% of total oil and gas sales during the quarter ended September 30, 1998 as compared to 78% during the quarter ended September 30, 1997.

     The average price for an mcf of gas received by the Partnership decreased during the same period by 16%, or $.34 per mcf, resulting in a decrease of approximately $7,600 in income from net profits interests.

     The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $67,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 700 barrels or 7% during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997, resulting in a decrease of approximately $8,400 in income from net profits interests.

    Gas production decreased approximately 200 mcf or 1% during the same period, resulting in a decrease of approximately $400 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $8,800.

3. Lease operating costs and production taxes were 25% lower, or approximately $20,700 less during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. Decrease in lease operating costs is due primarily to pulling expense incurred on one well, which was later shut-in during 1998.

Costs and Expenses

Total costs and expenses decreased to $52,649 from $58,918 for the quarters ended September 30, 1998 and 1997, respectively, a decrease of 11%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 17% or approximately $4,700 during the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997.

2. Depletion expense decreased to $20,000 for the quarter ended September 30, 1998 from $31,000 for the same period in 1997. This represents a decrease of 35%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the decrease in the price of oil and thus the decline in gross oil and gas revenues.

B.   General Comparison of the Nine Month Periods Ended September 30,  1998
and 1997

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 1998 and 1997:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                1998      1997   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   13.22     19.86    (33%)
Average price per mcf of gas               $    2.02      2.39    (15%)
Oil production in barrels                     27,000    28,200     (4%)
Gas production in mcf                         63,305    70,600    (10%)
Income from net profits interests          $ 285,120   486,137    (41%)
Partnership distributions                  $ 242,000   422,000    (43%)
Limited partner distributions              $ 217,800   379,800    (43%)
Per unit distribution to limited partners  $   14.52     25.32    (43%)
Number of limited partner units               15,000    15,000

Revenues

The Partnership's income from net profits interests decreased to $285,120 from $486,137 for the nine months ended September 30, 1998 and 1997, respectively, a decrease of 41%. The principal factors affecting the comparison of the nine months ended September 30, 1998 and 1997 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 by 33%, or $6.64 per barrel, resulting in a decrease of approximately $187,200 in income from net profits interests. Oil sales represented 74% of total oil and gas sales during the nine months ended September 30, 1998 as compared to 77% during the nine months ended September 30, 1997.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 15%, or $.37 per mcf, resulting in a decrease of approximately $26,000 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $213,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,200 barrels or 4% during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, resulting in a decrease of approximately $15,900 in income from net profits interests.

    Gas production decreased approximately 7,300 mcf or 10% during the same period, resulting in a decrease of approximately $14,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $30,600.

3.  Lease  operating  costs  and  production  taxes  were  14%  lower,   or
    approximately $33,900 less during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

Costs and Expenses

Total costs and expenses increased to $219,717 from $193,286 for the nine months ended September 30, 1998 and 1997, respectively, an increase of 14%. The increase is the result of higher depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 10% or approximately $9,400 during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

2. Depletion expense increased to $118,000 for the nine months ended September 30, 1998 from $101,000 for the same period in 1997. This represents an increase of 17%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $249,500 in the nine months ended September 30, 1998 as compared to approximately $437,000 in the nine months ended September 30, 1997. The primary source of the 1998 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $4,400 in the nine months ended September 30, 1998. There were no cash flows provided by in the nine months ended September 30, 1997. The principle source of the 1998 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $242,500 in the nine months ended September 30, 1998 as compared to approximately $421,500 in the nine months ended September 30, 1997. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 1998 were $242,000 of which $217,800 was distributed to the limited partners and $24,200 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1998 was $14.52. Total distributions during the nine months ended September 30, 1997 were $422,000 of which $379,800 was distributed to the limited partners and $42,200 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1997 was $25.32.

The  source  for  the  1998  distributions of  $242,000  was  oil  and  gas operations of approximately $249,500 and the change in oil and gas properties of approximately $4,400, resulting in excess cash for contingencies and subsequent distributions. The source for the 1997 distributions of $422,000 was oil and gas operations of approximately $437,000, resulting in excess cash for contingencies and subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $9,053,644 have been made to the partners. As of September 30, 1998, $8,156,316 or $543.75 per limited partner unit has been distributed to the limited partners, representing a 109% return of the capital contributed.

As of September 30, 1998, the Partnership had approximately $68,600 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Information Systems for the Year 2000
The Partnership relies on the Managing General Partner for their data processing requirements. This includes use of a program designed and implemented by Midland Southwest Software, the Managing General Partner's software subsidiary. Midland Southwest Software currently has a year 2000 plan in effect. They have surveyed existing programs and hardware and estimate a compliance date of early 1999. Determination of the total cost in connection with the year 2000 compliance issue is difficult to determine due to the fact that they are in the process of developing their new 1998 version of marketed oil and gas software, which has, from inception, included year 2000 compliance. Third party software programs utilized by the Managing General Partner are either in compliance or are not affected by the year 2000, with the exception of the payroll service, which is currently modifying its system to accurately handle the Year 2000 issue.

The Managing General Partner has not completed its evaluation of its vendors or suppliers systems to determine the effect, if any, the non-compliance of such systems would have on the operations of the Managing General Partner. Plans are under way to perform an audit in late 1998 or early 1999 to determine the effect of non-compliance of its vendors and suppliers on the Managing General Partner and thus formulate a contingency plan.

A potential source of risk includes, but is not limited to, the inability of principal purchasers and suppliers to be year 2000 compliant, which could have a material effect on the Managing General Partner's production, cash flow and overall financial condition, notwithstanding the Managing General Partner's actions to prepare its own information systems. The Managing General Partner currently does not have a contingency plan in place to cover any unforeseen problems encountered that relate to the year 2000, but intends to produce one before the end of the fiscal year.

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

Date:     November 15, 1998