Form 10-Q
period 1999-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 1999-08-12
CIK 810117

9 of 17

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                            Yes   X   No

        The total number of pages contained in this report is 17.

                     PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 1998 which are found in the Registrant's Form 10-K Report for 1998 filed with the Securities and Exchange Commission. The December 31, 1998 balance sheet included herein has been taken from the Registrant's 1998 Form 10-K Report. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund VII-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   1999            1998
                                                ---------      ------------
                                               (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                   $     50,232          86,195
 Receivable from Managing General Partner          56,853          18,669
                                                ---------       ---------
    Total current assets                          107,085         104,864
                                                ---------       ---------
Oil and gas properties - using the
 full cost method of accounting                 4,236,877       4,251,328
  Less accumulated depreciation,
   depletion and amortization                   3,335,370       3,286,370
                                                ---------       ---------
    Net oil and gas properties                    901,507         964,958
                                                ---------       ---------
                                             $  1,008,592       1,069,822
                                                =========       =========
  Liabilities and Partners' Equity

Current liability - Distributions payable    $      1,062           1,000
                                                ---------       ---------
Partners' equity:
 General partners                               (538,621)       (532,492)
 Limited partners                               1,546,151       1,601,314
                                                ---------       ---------
    Total partners' equity                      1,007,530       1,068,822
                                                ---------       ---------
                                             $  1,008,592       1,069,822
                                                =========       =========

        Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Operations
                               (unaudited)


                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                    1999      1998        1999      1998

  Revenues

Income from net profits
 interests                    $   110,765     75,705    195,527    198,269
Interest                              751        720      1,460      1,381
                                  -------    -------    -------    -------
                                  111,516     76,425    196,987    199,650
                                  -------    -------    -------    -------

  Expenses

General and administrative         29,693     31,094     59,279     69,068
Depreciation, depletion and
 amortization                      21,000     50,000     49,000     98,000
                                  -------    -------    -------    -------
                                   50,693     81,094    108,279    167,068
                                  -------    -------    -------    -------
Net income (loss)             $    60,823    (4,669)     88,708     32,582
                                  =======    =======    =======    =======
Net income (loss) allocated to:

 Managing General Partner     $     5,474      (420)      7,984      2,932
                                  =======    =======    =======    =======
 General Partner              $       608       (47)        887        326
                                  =======    =======    =======    =======
 Limited Partners             $    54,741    (4,202)     79,837     29,324
                                  =======    =======    =======    =======
  Per limited partner unit    $      3.65      (.28)       5.32       1.95
                                  =======    =======    =======    =======

        Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Cash flows from operating activities:

 Cash received from income from net
  profits interests                                 $   132,815    219,485
 Cash paid to suppliers                                (34,751)   (43,493)
 Interest received                                        1,460      1,381
                                                       --------   --------
  Net cash provided by operating activities              99,524    177,373
                                                       --------   --------

Cash flows from investing activities:
 Addition to  oil and gas properties                      (335)          -
 Cash received from sale of oil and gas
  properties                                             14,786      4,370
                                                       --------   --------
    Net cash provided by investing activities            14,451      4,370
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (149,938)  (187,974)
                                                       --------   --------
Net decrease in cash and cash equivalents              (35,963)    (6,231)

 Beginning of period                                     86,195     24,154
                                                       --------   --------
 End of period                                      $    50,232     17,923
                                                       ========   ========
                                                               (continued)

        Southwest Royalties Institutional Income Fund VII-B, L.P.

                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    88,708     32,582

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               49,000     98,000
  (Increase) decrease in receivables                   (62,712)     21,216
  Increase in payables                                   24,528     25,575
                                                        -------    -------
Net cash provided by operating activities           $    99,524    177,373
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 1999 and for the three and six months ended June 30, 1999, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30 1999, the net capitalized costs did not exceed the estimated present value of oil and gas reserves. The oil price environment experienced during 1998 had an adverse affect on the Company's revenues and operating cash flow. Further declines of oil prices during 1999 could result in additional decreases in the carrying value of the Company's oil and gas properties.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 1999 and 1998

The following table provides certain information regarding performance factors for the quarters ended June 30, 1999 and 1998:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    15.85     12.94        22%
Average price per mcf of gas             $     2.04      1.99         3%
Oil production in barrels                     7,700     8,800      (13%)
Gas production in mcf                        18,800    18,940       (1%)
Income from net profits interests        $  110,765    75,705        46%
Partnership distributions                $   75,000    55,000        36%
Limited partner distributions            $   67,500    49,500        36%
Per unit distribution to limited
 partners                                $     4.50      3.30        36%
Number of limited partner units              15,000    15,000

Revenues

The Partnership's income from net profits interests increased to $110,765 from $75,705 for the quarters ended June 30, 1999 and 1998, respectively, a increase of 46%. The principal factors affecting the comparison of the quarters ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 by 22%, or $2.91 per barrel, resulting in an increase of approximately $25,600 in income from net profits interests. Oil sales represented 76% of total oil and gas sales during the quarter ended June 30, 1999 as compared to 75% during the quarter ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership increased during the same period by 3%, or $.05 per mcf, resulting in a increase of approximately $1,000 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $26,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,100 barrels or 13% during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998, resulting in a decrease of approximately $17,400 in income from net profits interests.

    Gas production decreased approximately 140 mcf or 1% during the same period, resulting in a decrease of approximately $300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $17,700. The decrease in oil production is primarily related to property sales in 1998.

3. Lease operating costs and production taxes were 35% lower, or approximately $26,300 less during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

Costs and Expenses

Total costs and expenses decreased to $50,693 from $81,094 for the quarters ended June 30, 1999 and 1998, respectively, a decrease of 37%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $1,400 during the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998.

2. Depletion expense decreased to $21,000 for the quarter ended June 30, 1999 from $50,000 for the same period in 1998. This represents a decrease
   of  58%.   Depletion is calculated using the units of revenue method  of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

B.   General  Comparison of the Six Month Periods Ended June 30,  1999  and
1998

The following table provides certain information regarding performance factors for the six month periods ended June 30, 1999 and 1998:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              1999       1998    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    13.81     13.79        -
Average price per mcf of gas             $     1.76      2.11    (17%)
Oil production in barrels                    15,500    18,800    (18%)
Gas production in mcf                        38,700    41,240     (6%)
Income from net profits interests        $  195,527   198,269     (1%)
Partnership distributions                $  150,000   188,000    (20%)
Limited partner distributions            $  135,000   169,200    (20%)
Per unit distribution to limited
 partners                                $     9.00     11.28    (20%)
Number of limited partner units              15,000    15,000

Revenues

The Partnership's income from net profits interests decreased to $195,527 from $198,269 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 1%. The principal factors affecting the comparison of the six months ended June 30, 1999 and 1998 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 by less than 1%, or $.02 per barrel, resulting in an increase of approximately $400 in income from net profits interests. Oil sales represented 76% of total oil and gas sales during the six months ended June 30, 1999 as compared to 75% during the six months ended June 30, 1998.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 17%, or $.35 per mcf, resulting in a decrease of approximately $14,400 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $14,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 3,300 barrels or 18% during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998, resulting in a decrease of approximately $45,600 in income from net profits interests.

    Gas production decreased approximately 2,540 mcf or 6% during the same period, resulting in a decrease of approximately $4,500 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the
    change  in  production  is  approximately  $50,100.   The  decrease  in
    production is primarily related to property sales in 1998.

3. Lease operating costs and production taxes were 41% lower, or approximately $61,500 less during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decline in lease operating costs is primarily in relation to the drop in oil prices experienced throughout 1998 and into the first six months of 1999, which made it uneconomical to perform workovers necessary to increase production and perform major repairs thus making it necessary to shut-in some wells.

Costs and Expenses

Total costs and expenses decreased to $108,279 from $167,068 for the six months ended June 30, 1999 and 1998, respectively, a decrease of 35%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 14% or approximately $9,800 during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The decrease of general and administrative costs were in part due to additional accounting costs incurred in 1998 in relation to the outsourcing of K-1 tax package preparation; a change in auditors requiring opinions from both the predecessors and successor auditors and a new accounting pronouncement requiring review by the independent auditors of the 10-Q's. The Managing General Partner has also made an effort to cut back on general and administrative costs whenever and wherever possible.

2. Depletion expense decreased to $49,000 for the six months ended June 30, 1999 from $98,000 for the same period in 1998. This represents a decrease of 50%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decline in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves for April 1, 1999 as compared to 1998 and the decrease in gross oil and gas revenues.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $99,500 in the six months ended June 30, 1999 as compared to approximately $177,400 in the six months ended June 30, 1998. The primary source of the 1999 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $14,500 in the six months ended June 30, 1999, as compared to approximately $4,400 in the six months ended June 30, 1998. The principle source of the 1999 cash flow from investing activities was the sale of oil and gas properties, partially offset by additions to oil and gas properties.

Cash flows used in financing activities were approximately $150,000 in the six months ended June 30, 1999 as compared to approximately $188,000 in the six months ended June 30, 1998. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 1999 were $150,000 of which $135,000 was distributed to the limited partners and $15,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1999 was $9.00. Total distributions during the six months ended June 30, 1998 were $188,000 of which $169,200 was distributed to the limited partners and $18,800 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 1998 was $11.28.

The  source  for  the  1999  distributions of  $150,000  was  oil  and  gas operations of approximately $99,500, and the net change in oil and gas properties of approximately $14,500, with the balance from available cash on hand at the beginning of the period. The source for the 1998 distributions of $188,000 was oil and gas operations of approximately
$177,400, and the net change in oil and gas properties of approximately $4,400, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $9,285,597 have been made to the partners. As of June 30, 1999, $8,370,469 or $558.03 per limited partner unit has been distributed to the limited partners, representing a 112% return of the capital contributed.

As of June 30, 1999, the Partnership had approximately $106,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27 Financial Data Schedule

          (b)  Reports on Form 8-K:

               No reports on Form
               8-K were filed during the quarter June 30, 1999.

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND VII-B, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By:   /s/ Bill E. Coggin
                                       Bill E. Coggin, Vice
                                       President
                                       and Chief Financial Officer
Date: August 15, 1999