Form 10-Q
period 2000-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 2000-11-01
CIK 810117

Page 4 of 16
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 1999 which are found in the Registrant's Form 10-K Report for 1999 filed with the Securities and Exchange Commission. The December 31, 1999 balance sheet included herein has been taken from the Registrant's 1999 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2000           1999
                                               -----------     ---------
                                               (unaudited)
Assets

Current assets
 Cash and cash equivalents                     $  202,349         61,841
 Receivable from Managing General Partner         142,437        112,578
                                                ---------      ---------
     Total current assets                         344,786        174,419
                                                ---------      ---------
Oil and gas properties - using the
 full cost method of accounting                 4,236,395      4,236,395
  Less accumulated depreciation,
   depletion and amortization                   3,428,370      3,369,370
                                                ---------      ---------
     Net oil and gas properties                   808,025        867,025
                                                ---------      ---------
                                               $1,152,811      1,041,444
                                                =========      =========

Liabilities and Partners' Equity

Current liability - Distribution payable       $      718            479
                                                ---------      ---------

Partners' equity
 General partners                               (522,686)      (533,799)
 Limited partners                               1,674,779      1,574,764
                                                ---------      ---------
     Total partners' equity                     1,152,093      1,040,965
                                                ---------      ---------
                                               $1,152,811      1,041,444
                                                =========      =========

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  2000      1999        2000      1999
                                  ----      ----        ----      ----
Revenues

Income from net profits
 interests                    $  238,150   144,658     639,878   340,186
Interest                           2,526       987       5,421     2,446
                                 -------   -------     -------   -------
                                 240,676   145,645     645,299   342,632
                                 -------   -------     -------   -------
Expenses

General and administrative        28,425    26,972      90,171    86,250
Depreciation, depletion and
 amortization                     22,000    12,000      59,000    61,000
                                 -------   -------     -------   -------
                                  50,425    38,972     149,171   147,250
                                 -------   -------     -------   -------
Net income                    $  190,251   106,673     496,128   195,382
                                 =======   =======     =======   =======



Net income allocated to:

 Managing General Partner     $   17,123     9,601      44,652    17,584
                                 =======   =======     =======   =======
 General Partner              $    1,902     1,066       4,961     1,954
                                 =======   =======     =======   =======
 Limited Partners             $  171,226    96,006     446,515   175,844
                                 =======   =======     =======   =======
  Per limited partner unit    $    11.42      6.40       29.77     11.72
                                 =======   =======     =======   =======

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----       ----
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  577,136    248,901
 Cash paid to suppliers                              (57,288)   (51,952)
 Interest received                                      5,421      2,446
                                                      -------    -------
  Net cash provided by operating activities           525,269    199,395
                                                      -------    -------
Cash flows provided by investing activities

 Additions to oil and gas property                          -      (189)
 Cash received from sale of oil and gas property            -     14,786
                                                      -------    -------
  Net cash provided by investing activities                 -     14,597
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (384,761)  (225,886)
                                                      -------    -------
Net increase (decrease) in cash and cash equivalents             140,508
(11,894)

 Beginning of period                                   61,841     86,195
                                                      -------    -------
 End of period                                     $  202,349     74,301
                                                      =======    =======

                                                             (continued)

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2000       1999
                                                       ----       ----
Reconciliation of net income to net cash provided by operating activities

Net income                                         $  496,128    195,382

Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation, depletion and amortization              59,000     61,000
 Increase receivables                                (62,742)   (91,285)
 Increase in payables                                  32,883     34,298
                                                      -------    -------
Net cash provided by operating activities          $  525,269    199,395
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2000 and for the three and nine months ended September 30, 2000, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

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

Based on current conditions, management anticipates the possibility of performing workovers during the next twelve months. The Partnership has the potential of remaining steady for the next few years before possibly experiencing a normal decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30 2000, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A. General Comparison of the Quarters Ended September 30, 2000 and 1999

The following table provides certain information regarding performance factors for the quarters ended September 30, 2000 and 1999:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   30.28     20.25      50%
Average price per mcf of gas               $    4.95      2.64      88%
Oil production in barrels                      6,900     7,380     (7%)
Gas production in mcf                         23,400    20,470      14%
Income from net profits interests          $ 238,150   144,658      65%
Partnership distributions                  $ 200,000    74,786     167%
Limited partner distributions              $ 180,000    68,786     162%
Per unit distribution to limited partners  $   12.00      4.59     162%
Number of limited partner units               15,000    15,000

Revenues

The Partnership's income from net profits interests increased to $238,150 from $144,658 for the quarters ended September 30, 2000 and 1999, respectively, an increase of 65%. The principal factors affecting the comparison of the quarters ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 by 50%, or $10.03 per barrel, resulting in an increase of approximately $74,000 in income from net profits interests. Oil sales represented 64% of total oil and gas sales during the quarter ended September 30, 2000 as compared to 73% during the quarter ended September 30, 1999.

     The average price for an mcf of gas received by the Partnership increased during the same period by 88%, or $2.31 per mcf, resulting in an increase of approximately $47,300 in income from net profits interests.

     The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $121,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 480 barrels or 7% during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999, resulting in a decrease of approximately $14,500 in income from net profits interests.

    Gas production increased approximately 2,930 mcf or 14% during the same period, resulting in an increase of approximately $14,500 in income from net profits interests.

3. Lease operating costs and production taxes were 25% higher, or approximately $14,600 more during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

Costs and Expenses

Total costs and expenses increased to $50,425 from $38,972 for the quarters ended September 30, 2000 and 1999, respectively, an increase of 29%. The increase is the result of higher depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 5% or approximately $1,500 during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

2. Depletion expense increased to $22,000 for the quarter ended September 30, 2000 from $12,000 for the same period in 1999. This represents an increase of 83%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the increase in the price of oil and gas used to determine the Partnership's reserves and the increase in oil and gas revenues.

B.   General Comparison of the Nine Month Periods Ended September 30,  2000
and 1999

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2000 and 1999:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2000      1999   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   28.12     15.88      77%
Average price per mcf of gas               $    3.98      2.03      96%
Oil production in barrels                     21,400    22,880     (6%)
Gas production in mcf                         62,000    60,170       3%
Income from net profits interests          $ 639,878   340,186      88%
Partnership distributions                  $ 385,000   224,786      71%
Limited partner distributions              $ 346,500   203,786      70%
Per unit distribution to limited partners  $   23.10     13.59      70%
Number of limited partner units               15,000    15,000

Revenues

The Partnership's income from net profits interests increased to $639,878 from $340,186 for the nine months ended September 30, 2000 and 1999, respectively, an increase of 88%. The principal factors affecting the comparison of the nine months ended September 30, 2000 and 1999 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 by 77%, or $12.24 per barrel, resulting in an increase of approximately $280,100 in income from net profits interests. Oil sales represented 71% of total oil and gas sales during the nine months ended September 30, 2000 as compared to 75% during the nine months ended September 30, 1999.

    The average price for an mcf of gas received by the Partnership increased during the same period by 96%, or $1.95 per mcf, resulting in an increase of approximately $117,300 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $397,400. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,480 barrels or 6% during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999, resulting in a decrease of approximately $41,600 in income from net profits interests.

    Gas production increased approximately 1,800 mcf or 3% during the same period, resulting in an increase of approximately $7,300 in income from net profits interests.

    The total net decrease in income from net profits interests due to the change in production is approximately $34,300.

3. Lease operating costs and production taxes were 43% higher, or approximately $63,000 more during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increase in lease operating costs and production taxes is primarily a result of the higher oil and gas prices received by the Partnership. Higher prices have made it possible for the Partnership to perform needed major repairs and maintenance. Since production taxes are based on gross revenues, the increase in oil and gas prices have directly increased production taxes.

Costs and Expenses

Total costs and expenses increased to $149,171 from $147,250 for the nine months ended September 30, 2000 and 1999, respectively, an increase of 1%. The increase is the result of higher general and administrative expense, partially offset by a decrease in depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 5% or approximately $3,900 during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

2. Depletion expense decreased to $59,000 for the nine months ended September 30, 2000 from $61,000 for the same period in 1999. This represents a decrease of 3%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $525,300 in the nine months ended September 30, 2000 as compared to approximately $199,400 in the nine months ended September 30, 1999. The primary source of the 2000 cash flow from operating activities was profitable operations.

There were no cash flows provided by investing activities in the nine months ended September 30, 2000 as compared to approximately $14,600 in the nine months ended September 30, 1999.

Cash flows used in financing activities were approximately $384,800 in the nine months ended September 30, 2000 as compared to approximately $225,900 in the nine months ended September 30, 1999. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2000 were $385,000 of which $346,500 was distributed to the limited partners and $38,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $23.10. Total distributions during the nine months ended September 30, 1999 were $224,786 of which $203,786 was distributed to the limited partners and $21,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 1999 was $13.59.

The  source  for  the  2000  distributions of  $385,000  was  oil  and  gas operations of approximately $525,300, resulting in excess cash for contingencies and subsequent distributions. The source for the 1999 distributions of $224,786 was oil and gas operations of approximately $199,400 and the change in oil and gas properties of approximately $14,600, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $9,865,383 have been made to the partners. As of September 30, 2000, $8,893,755 or $592.92 per limited partner unit has been distributed to the limited partners, representing a 119% return of the capital contributed.

As of September 30, 2000, the Partnership had approximately $344,100 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Liquidity - Managing General Partner
The Managing General Partner has a highly leveraged capital structure with approximately, $33.8 million of cash interest and $5.9 million of principal due within the next twelve months. The Managing General Partner is currently in the process of renegotiating the terms of its various obligations with its note holders and/or attempting to seek new lenders or equity investors. Additionally, the Managing General Partner would consider disposing of certain assets in order to meet its obligations.

There can be no assurance that the Managing General Partner's continuing debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values.

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

Date:     November 15, 2000