Form 10-Q
period 2001-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 2001-05-09
CIK 810117

6 of 6
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund VII-B, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     2001           2000
                                                  ---------     ------------
                                                 (unaudited)
  Assets

Current assets:
 Cash and cash equivalents                    $    149,537        155,801
 Receivable from Managing General Partner          138,792        190,243
                                                 ---------      ---------
    Total current assets                           288,329        346,044
                                                 ---------      ---------
Oil and gas properties - using
 the full-cost method of accounting              4,236,295      4,236,395
  Less accumulated depreciation,
   depletion and amortization                    3,454,370      3,431,370
                                                 ---------      ---------
    Net oil and gas properties                     781,925        805,025
                                                 ---------      ---------
                                              $  1,070,254      1,151,069
                                                 =========      =========
  Liabilities and Partners' Equity

Current liability - Distributions payable     $        869            701
                                                 ---------      ---------
Partners' equity:
 General partners                                (530,956)      (522,858)
 Limited partners                                1,600,341      1,673,226
                                                 ---------      ---------
    Total partners' equity                       1,069,385      1,150,368
                                                 ---------      ---------
                                              $  1,070,254      1,151,069
                                                 =========      =========

        Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----

    Revenues

Income from net profits interests                   $   218,328    196,015
Interest                                                  2,140      1,060
                                                        -------    -------
                                                        220,468    197,075
                                                        -------    -------
    Expenses

General and administrative                               28,451     28,686
Depreciation, depletion and amortization                 23,000     26,000
                                                        -------    -------
                                                         51,451     54,686
                                                        -------    -------
Net income                                          $   169,017    142,389
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $    15,212     12,815
                                                        =======    =======
 General partner                                    $     1,690      1,424
                                                        =======    =======
 Limited partners                                   $   152,115    128,150
                                                        =======    =======
  Per limited partner unit                          $     10.14       8.54
                                                        =======    =======

        Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   270,713    171,507
 Cash paid to suppliers                                (29,385)   (23,178)
 Interest received                                        2,140      1,060
                                                        -------    -------
  Net cash provided by operating activities             243,468    149,389
                                                        -------    -------
Cash flows from investing activities

 Sale of oil and gas properties                             100          -
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                            (249,832)   (84,866)
                                                        -------    -------

Net  increase (decrease) in cash and cash equivalents               (6,264)
64,523

 Beginning of period                                    155,801     61,841
                                                        -------    -------
 End of period                                      $   149,537    126,364
                                                        =======    =======

                                                               (continued)

        Southwest Royalties Institutional Income Fund VII-B, L.P.

                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2001      2000
                                                          ----      ----
Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   169,017    142,389

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               23,000     26,000
  Decrease (increase) in receivables                     52,385   (24,508)
  (Decrease) increase in payables                         (934)      5,508
                                                        -------    -------
Net cash provided by operating activities           $   243,468    149,389
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2001, and for the three months ended March 31, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended March 31, 2001 and 2000:


                                               Three Months
                                                  Ended         Percentage
                                                March 31,        Increase
                                              2001      2000    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   26.06     27.37     (5%)
Average price per mcf of gas              $    6.23      3.14      98%
Oil production in barrels                     7,400     7,200       3%
Gas production in mcf                        14,900    18,700    (20%)
Income from net profits interests         $ 218,328   196,015      11%
Partnership distributions                 $ 250,000    85,000     194%
Limited partner distributions             $ 225,000    76,500     194%
Per unit distribution to limited
 partners                                 $   15.00      5.10     194%
Number of limited partner units              15,000    15,000

Revenues

The Partnership's income from net profits interests increased to $218,328 from $196,015 for the quarters ended March 31, 2001 and 2000, respectively, an increase of 11%. The principal factors affecting the comparison of the quarters ended March 31, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 by 5%, or $1.31 per barrel, resulting in a decrease of approximately $9,700 in income from net profits interests. Oil sales represented 68% of total oil and gas sales during the quarter ended March 31, 2001 and 77% during the quarter ended March 31, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 98%, or $3.09 per mcf, resulting in an increase of approximately $46,000 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $36,300.

2. Oil production increased approximately 200 barrels or 3% during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000, resulting in an increase of approximately $5,500 in income from net profits interests.

    Gas production decreased approximately 3,800 mcf or 20% during the same period, resulting in a decrease of approximately $11,900 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $6,400. The decrease in gas production is due to an adjustment of gas balancing for a non-operated well.

3. Lease operating costs and production taxes were 13% higher, or approximately $7,500 more during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

Costs and Expenses

Total costs and expenses decreased to $51,451 from $54,686 for the quarters ended March 31, 2001 and 2000, respectively, a decrease of 6%. The decrease is the result of lower general and administrative expense and depletion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 1% or approximately $200 during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

2. Depletion expense decreased to $23,000 for the quarter ended March 31, 2001 from $26,000 for the same period in 2000. This represents a decrease of 12%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $243,500 in the quarter ended March 31, 2001 as compared to approximately $149,400 in the quarter ended March 31, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were $100 in the quarter ended March 31, 2001. There were no investing activities in the quarter ended March 31, 2000.

Cash flows used in financing activities were approximately $249,800 in the quarter ended March 31, 2001 as compared to approximately $84,900 in the quarter ended March 31, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2001 were $250,000 of which $225,000 was distributed to the limited partners and $25,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2001 was $15.00. Total distributions during the quarter ended March 31, 2000 were $85,000 of which $76,500 was distributed to the limited partners and $8,500 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2000 was $5.10.

The source for the 2001 distributions of $250,000 was oil and gas operations of approximately $243,500, with the balance from available cash on hand at the beginning of the period. The source for the 2000 distributions of $85,000 was oil and gas operations of approximately $149,400, resulting in excess cash for contingencies or subsequent distributions to partners.

Since inception of the Partnership, cumulative monthly cash distributions of $10,317,566 have been made to the partners. As of March 31, 2001, $9,300,720 or $620.05 per limited partner unit has been distributed to the limited partners, representing a 124% return of the capital contributed.

As of March 31, 2001, the Partnership had approximately $287,500 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

               (a)  Reports on Form 8-K:

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


Date:  May 15, 2001