Form 10-Q
period 2001-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 2001-08-01
CIK 810117

12 of 14

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                     PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund VII-B, L.P.

                              Balance Sheets


                                                 June 30,      December 31,
                                                   2001            2000
                                                ---------      ------------
                                               (unaudited)
  Assets
  ------
Current assets:
 Cash and cash equivalents                    $    100,058        155,801
 Receivable from Managing General Partner          128,833        190,243
                                                 ---------      ---------
    Total current assets                           228,891        346,044
                                                 ---------      ---------
Oil and gas properties - using
 the full-cost method of accounting              4,236,295      4,236,395
  Less accumulated depreciation,
   depletion and amortization                    3,475,370      3,431,370
                                                 ---------      ---------
    Net oil and gas properties                     760,925        805,025
                                                 ---------      ---------
                                              $    989,816      1,151,069
                                                 =========      =========
  Liabilities and Partners' Equity
  --------------------------------
Current liability - Distributions payable     $        938            701
                                                 ---------      ---------
Partners' equity:
 General partners                                (539,007)      (522,858)
 Limited partners                                1,527,885      1,673,226
                                                 ---------      ---------
    Total partners' equity                         988,878      1,150,368
                                                 ---------      ---------
                                              $    989,816      1,151,069
                                                 =========      =========

        Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Operations
                               (unaudited)


                                  Three Months Ended     Six Months Ended
                                       June 30,              June 30,
                                    2001      2000        2001      2000
                                   -----     -----       -----     -----

  Revenues
  --------
Income from net profits
 interests                    $   193,208    205,712    411,536    401,727
Interest                            1,444      1,836      3,584      2,895
                                  -------    -------    -------    -------
                                  194,652    207,548    415,120    404,622
                                  -------    -------    -------    -------

  Expenses
  --------
General and administrative         29,162     33,060     57,610     61,746
Depreciation, depletion and
 amortization                      21,000     11,000     44,000     37,000
                                  -------    -------    -------    -------
                                   50,162     44,060    101,610     98,746
                                  -------    -------    -------    -------
Net income                    $   144,490    163,488    313,510    305,876
                                  =======    =======    =======    =======
Net income allocated to:

 Managing General Partner     $    13,004     14,714     28,216     27,529
                                  =======    =======    =======    =======
 General Partner              $     1,445      1,635      3,135      3,059
                                  =======    =======    =======    =======
 Limited Partners             $   130,041    147,139    282,159    275,288
                                  =======    =======    =======    =======
  Per limited partner unit    $     8.67       9.81       18.81      18.35
                                  =======    =======    =======    =======

        Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                          2001 2000
                                                         -----     -----

Cash flows from operating activities:

 Cash received from income from net
  profits interests                                 $   464,481    359,347
 Cash paid to suppliers                                (49,145)   (44,935)
 Interest received                                        3,584      2,895
                                                       --------   --------
  Net cash provided by operating activities             418,920    317,307
                                                       --------   --------

Cash flows from investing activities:

 Sale of oil and gas properties                             100          -
                                                       --------   --------
Cash flows used in financing activities:

 Distributions to partners                            (474,763)  (184,916)
                                                       --------   --------

Net (decrease) increase in cash
         (55,743)                                    132,391

 Beginning of period                                    155,801     61,841
                                                       --------   --------
 End of period                                      $   100,058    194,232
                                                       ========   ========

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $   313,510    305,876

Adjustments to reconcile net income to
 net cash provided by operating activities:

  Depreciation, depletion and amortization               44,000     37,000
  Decrease (increase) in receivables                     52,945   (42,380)
  Increase in payables                                    8,465     16,811
                                                        -------    -------
Net cash provided by operating activities           $   418,920    317,307
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2001 and for the three and six months ended June 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Based  on  current conditions, management anticipates performing  workovers
during   2001  to  enhance  production.   The  Partnership  could  possibly
experience a 9% normal decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended June 30, 2001 and 2000:

                                               Three Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------

Average price per barrel of oil          $    25.85     27.01       (4%)
Average price per mcf of gas             $     4.23      4.37       (3%)
Oil production in barrels                     6,900     7,300       (5%)
Gas production in mcf                        14,800    19,200      (23%)
Income from net profits interests        $  193,208   205,712       (6%)
Partnership distributions                $  225,000   100,000       125%
Limited partner distributions            $  202,500    90,000       125%
Per unit distribution to limited
 partners                                $    13.50      6.00       125%
Number of limited partner units              15,000    15,000

Revenues

The Partnership's income from net profits interests decreased to $193,208 from $205,712 for the quarters ended June 30, 2001 and 2000, respectively, a decrease of 6%. The principal factors affecting the comparison of the quarters ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000 by 4%, or $1.16 per barrel, resulting in a decrease of approximately $8,000 in income from net profits interests. Oil sales represented 74% of total oil and gas sales during the quarter ended June 30, 2001 as compared to 70% during the quarter ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 3%, or $.14 per mcf, resulting in a decrease of approximately $2,100 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $10,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 400 barrels or 5% during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000, resulting in a decrease of approximately $10,800 in income from net profits interests.

    Gas production decreased approximately 4,400 mcf or 23% during the same period, resulting in a decrease of approximately $19,200 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $30,000. The decrease in gas production is due to an adjustment of gas balancing for a non-operated well.

3. Lease operating costs and production taxes were 19% lower, or approximately $14,100 less during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000. The decrease in lease operating cost is primarily the result of repairs and maintenance performed during the second quarter of 2000.

Costs and Expenses

Total costs and expenses increased to $50,162 from $44,060 for the quarters ended June 30, 2001 and 2000, respectively, an increase of 14%. The increase is the result of higher depletion expense, partially offset by a decrease in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 12% or approximately $3,900 during the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.

2. Depletion expense increased to $21,000 for the quarter ended June 30, 2001 from $11,000 for the same period in 2000. This represents an increase
   of  91%.   Depletion is calculated using the units of revenue method  of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000.

B.   General  Comparison of the Six Month Periods Ended June 30,  2001  and
2000

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2001 and 2000:

                                                Six Months
                                                  Ended          Percentage
                                                 June 30,         Increase
                                              2001       2000    (Decrease)
                                              ----       ----    ----------
Average price per barrel of oil          $    26.56     27.19     (2%)
Average price per mcf of gas             $     5.16      3.76      37%
Oil production in barrels                    13,800    14,500     (5%)
Gas production in mcf                        33,600    37,900    (11%)
Income from net profits interests        $  411,536   401,727       2%
Partnership distributions                $  475,000   185,000     157%
Limited partner distributions            $  427,500   166,500     157%
Per unit distribution to limited
 partners                                $    28.50     11.10     157%
Number of limited partner units              15,000    15,000

Revenues

The Partnership's income from net profits interests increased to $411,536 from $401,727 for the six months ended June 30, 2001 and 2000, respectively, an increase of 2%. The principal factors affecting the comparison of the six months ended June 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 by 2%, or $.63 per barrel, resulting in a decrease of approximately $8,700 in income from net profits interests. Oil sales represented 68% of total oil and gas sales during the six months ended June 30, 2001 as compared to 73% during the six months ended June 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 37%, or $1.40 per mcf, resulting in an increase of approximately $47,000 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $38,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 700 barrels or 5% during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000, resulting in a decrease of approximately $19,000 in income from net profits interests.

    Gas production decreased approximately 4,300 mcf or 11% during the same period, resulting in a decrease of approximately $16,200 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $35,200.

3.  Lease   operating  costs  and  production  taxes  were  5%  lower,   or
    approximately $6,600 less during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

Costs and Expenses

Total costs and expenses increased to $101,610 from $98,746 for the six months ended June 30, 2001 and 2000, respectively, an increase of 3%. The increase is the result of higher depletion expense, partially offset by a decrease in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 7% or approximately $4,100 during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

2. Depletion expense increased to $44,000 for the six months ended June 30, 2001 from $37,000 for the same period in 2000. This represents an increase of 19%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for July 1, 2001 as compared to 2000, and the increase in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $418,900 in the six months ended June 30, 2001 as compared to approximately $317,300 in the six months ended June 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $100 in the six months ended June 30, 2001. There were no cash flows provided by investing activities in the six months ended June 30, 2000. The principle source of the 2001 cash flow from investing activities was the sale of oil and gas properties.

Cash flows used in financing activities were approximately $474,800 in the six months ended June 30, 2001 as compared to approximately $184,900 in the six months ended June 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2001 were $475,000 of which $427,500 was distributed to the limited partners and $47,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2001 was $28.50. Total distributions during the six months ended June 30, 2000 were $185,000 of which $166,500 was distributed to the limited partners and $18,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2000 was $11.10.

The source for the 2001 distributions of $475,000 was oil and gas operations of approximately $418,900 and the change in oil and gas properties of approximately $100, with the balance from available cash on hand at the beginning of the period. The source for the 2000 distributions of $185,000 was oil and gas operations of approximately $317,300, resulting in excess cash for contingencies or subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $10,542,566 have been made to the partners. As of June 30, 2001, $9,503,220 or $633.55 per limited partner unit has been distributed to the limited partners, representing a 127% return of the capital contributed.

As of June 30, 2001, the Partnership had approximately $228,000 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Reports on Form 8-K:

             No Reports on Form
               8-K were filed during the quarter June 30, 2001.

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

Date: August 15, 2001