Form 10-Q
period 2001-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 2001-11-13
CIK 810117

Page 14 of 14
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the note thereto for the year ended December 31, 2000 which are found in the Registrant's Form 10-K Report for 2000 filed with the Securities and Exchange Commission. The December 31, 2000 balance sheet included herein has been taken from the Registrant's 2000 Form 10-K Report. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                              Balance Sheets

                                              September 30,   December 31,
                                                   2001           2000
                                               -----------     ---------
                                               (unaudited)
Assets
------
Current assets:
 Cash and cash equivalents                    $    109,194        155,801
 Receivable from Managing General Partner           96,016        190,243
 Distribution receivable                                72              -
                                                 ---------      ---------
    Total current assets                           205,282        346,044
                                                 ---------      ---------
Oil and gas properties - using
 the full-cost method of accounting              4,236,295      4,236,395
  Less accumulated depreciation,
   depletion and amortization                    3,511,370      3,431,370
                                                 ---------      ---------
    Net oil and gas properties                     724,925        805,025
                                                 ---------      ---------
                                              $    930,207      1,151,069
                                                 =========      =========
Liabilities and Partners' Equity
--------------------------------
Current liability - Distributions payable     $          -            701
                                                 ---------      ---------
Partners' equity:
 General partners                                (544,874)      (522,858)
 Limited partners                                1,475,081      1,673,226
                                                 ---------      ---------
    Total partners' equity                         930,207      1,150,368
                                                 ---------      ---------
                                              $    930,207      1,151,069
                                                 =========      =========

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Operations
                                (unaudited)


                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                  2001      2000        2001      2000
                                  ----      ----        ----      ----
Revenues
--------
Income from net profits
 interests                    $  154,856   238,150     566,392   639,878
Interest                           1,202     2,526       4,786     5,421
                                 -------   -------     -------   -------
                                 156,058   240,676     571,178   645,299
                                 -------   -------     -------   -------
Expenses
--------
General and administrative        28,726    28,425      86,339    90,171
Depreciation, depletion and
 amortization                     36,000    22,000      80,000    59,000
                                 -------   -------     -------   -------
                                  64,726    50,425     166,339   149,171
                                 -------   -------     -------   -------
Net income                    $   91,332   190,251     404,839   496,128
                                 =======   =======     =======   =======

Net income allocated to:

 Managing General Partner     $    8,220    17,123      36,436    44,652
                                 =======   =======     =======   =======
 General Partner              $      913     1,902       4,048     4,961
                                 =======   =======     =======   =======
 Limited Partners             $   82,199   171,226     364,355   446,515
                                 =======   =======     =======   =======
  Per limited partner unit    $     5.48     11.42       24.29     29.77
                                 =======   =======     =======   =======

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Cash Flows
                                (unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       2001       2000
                                                       ----       ----
Cash flows from operating activities

 Cash received from income from net
  profits interests                                $  639,688    577,136
 Cash paid to suppliers                              (65,408)   (57,288)
 Interest received                                      4,786      5,421
                                                      -------    -------
  Net cash provided by operating activities           579,066    525,269
                                                      -------    -------
Cash flows provided by investing activities

 Sale of oil and gas property                             100          -
                                                      -------    -------
Cash flows used in financing activities

 Distributions to partners                          (625,773)  (384,761)
                                                      -------    -------
Net (decrease) increase in cash and cash equivalents            (46,607)
140,508

 Beginning of period                                  155,801     61,841
                                                      -------    -------
 End of period                                     $  109,194    202,349
                                                      =======    =======

Reconciliation of net income to net cash provided by operating activities

Net income                                         $  404,839    496,128

Adjustments to reconcile net income to net cash provided by operating activities

 Depreciation, depletion and amortization              80,000     59,000
 Decrease (increase) receivables                       73,296   (62,742)
 Increase in payables                                  20,931     32,883
                                                      -------    -------
Net cash provided by operating activities          $  579,066    525,269
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2001 and for the three and nine months ended September 30, 2001, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

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

Based on current conditions, management does not anticipate performing workovers during the next twelve months. The Partnership has the potential of remaining steady for the next few years before possibly experiencing a normal decline.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30 2001, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

Results of Operations

A. General Comparison of the Quarters Ended September 30, 2001 and 2000

The following table provides certain information regarding performance factors for the quarters ended September 30, 2001 and 2000:

                                                 Three Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   24.50     30.28    (19%)
Average price per mcf of gas               $    2.51      4.95    (49%)
Oil production in barrels                      7,300     6,900       6%
Gas production in mcf                         14,300    23,400    (39%)
Income from net profits interests          $ 154,856   238,150    (35%)
Partnership distributions                  $ 150,000   200,000    (25%)
Limited partner distributions              $ 135,000   180,000    (25%)
Per unit distribution to limited partners  $    9.00     12.00    (25%)
Number of limited partner units               15,000    15,000

Revenues

The Partnership's income from net profits interests decreased to $154,856 from $238,150 for the quarters ended September 30, 2001 and 2000, respectively, a decrease of 35%. The principal factors affecting the comparison of the quarters ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 by 19%, or $5.78 per barrel, resulting in a decrease of approximately $42,200 in income from net profits interests. Oil sales represented 83% of total oil and gas sales during the quarter ended September 30, 2001 as compared to 64% during the quarter ended September 30, 2000.

     The average price for an mcf of gas received by the Partnership decreased during the same period by 49%, or $2.44 per mcf, resulting in a decrease of approximately $34,900 in income from net profits interests.

     The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $77,100. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production increased approximately 400 barrels or 6% during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000, resulting in an increase of approximately $12,100 in income from net profits interests.

    Gas production decreased approximately 9,100 mcf or 39% during the same period, resulting in a decrease of approximately $45,000 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in production is approximately $32,900. The decrease in gas production is due to an adjustment of gas balancing for a non-operated lease.

3.  Lease  operating  costs  and  production  taxes  were  10%  lower,   or
    approximately $7,100 less during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

Costs and Expenses

Total costs and expenses increased to $64,726 from $50,425 for the quarters ended September 30, 2001 and 2000, respectively, an increase of 28%. The increase is the result of higher depletion expense and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $300 during the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

2. Depletion expense increased to $36,000 for the quarter ended September 30, 2001 from $22,000 for the same period in 2000. This represents an increase of 64%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

B.   General Comparison of the Nine Month Periods Ended September 30,  2001
and 2000

The following table provides certain information regarding performance factors for the nine month periods ended September 30, 2001 and 2000:

                                                 Nine Months
                                                    Ended        Percentage
                                                September 30,     Increase
                                                2001      2000   (Decrease)
                                                ----      ----   ---------
Average price per barrel of oil            $   25.68     28.12     (9%)
Average price per mcf of gas               $    4.36      3.98      10%
Oil production in barrels                     21,200    21,400     (1%)
Gas production in mcf                         49,700    62,000    (20%)
Income from net profits interests          $ 566,392   639,878    (11%)
Partnership distributions                  $ 625,000   385,000      62%
Limited partner distributions              $ 562,500   346,500      62%
Per unit distribution to limited partners  $   37.50     23.10      62%
Number of limited partner units               15,000    15,000

Revenues.

The Partnership's income from net profits interests decreased to $566,392 from $639,878 for the nine months ended September 30, 2001 and 2000, respectively, a decrease of 11%. The principal factors affecting the comparison of the nine months ended September 30, 2001 and 2000 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 by 9%, or $2.44 per barrel, resulting in a decrease of approximately $51,700 in income from net profits interests. Oil sales represented 72% of total oil and gas sales during the nine months ended September 30, 2001 as compared to 71% during the nine months ended September 30, 2000.

    The average price for an mcf of gas received by the Partnership increased during the same period by 10%, or $.38 per mcf, resulting in an increase of approximately $18,900 in income from net profits interests.

    The net total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $32,800. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 200 barrels or 1% during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, resulting in a decrease of approximately $5,600 in income from net profits interests.

    Gas production decreased approximately 12,300 mcf or 20% during the same period, resulting in a decrease of approximately $49,000 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $54,600. The decrease in gas production is due to an adjustment of gas balancing for a non-operated lease.

3.  Lease   operating  costs  and  production  taxes  were  7%  lower,   or
    approximately $13,700 less during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

Costs and Expenses

Total costs and expenses increased to $166,339 from $149,171 for the nine months ended September 30, 2001 and 2000, respectively, an increase of 12%. The increase is the result of higher depletion expense, partially offset by a decrease in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 4% or approximately $3,800 during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

2. Depletion expense increased to $80,000 for the nine months ended September 30, 2001 from $59,000 for the same period in 2000. This represents an increase of 36%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the increase in depletion expense between the comparative periods were the decrease in the price of oil and gas used to determine the Partnership's reserves for October 1, 2001 as compared to 2000, and the decrease in oil and gas revenues received by the Partnership during 2001 as compared to 2000.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $579,100 in the nine months ended September 30, 2001 as compared to approximately $525,300 in the nine months ended September 30, 2000. The primary source of the 2001 cash flow from operating activities was profitable operations.

Cash flows provided by investing activities were approximately $100 in the nine months ended September 30, 2001. There were no cash flows provided by investing activities in the nine months ended September 30, 2000. The principle source of the 2001 cash flow from investing activities was the change in oil and gas properties.

Cash flows used in financing activities were approximately $625,800 in the nine months ended September 30, 2001 as compared to approximately $384,800 in the nine months ended September 30, 2000. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2001 were $625,000 of which $562,500 was distributed to the limited partners and $62,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2001 was $37.50. Total distributions during the nine months ended September 30, 2000 were $385,000 of which $346,500 was distributed to the limited partners and $38,500 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2000 was $23.10.

The  source  for  the  2001  distributions of  $625,000  was  oil  and  gas operations of approximately $579,100 and the change in oil and gas properties of approximately $100, with the balance from available cash on hand at the beginning of the period. The source for the 2000 distributions of $385,000 was oil and gas operations of approximately $525,300, resulting in excess cash for contingencies and subsequent distributions.

Since inception of the Partnership, cumulative monthly cash distributions of $10,692,566 have been made to the partners. As of September 30, 2001, $9,638,220 or $642.55 per limited partner unit has been distributed to the limited partners, representing a 129% return of the capital contributed.

As of September 30, 2001, the Partnership had approximately $205,300 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

             (a) No reports on Form 8-K were filed during the quarter for which this report is filed.

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

Date:     November 14, 2001