Form 10-Q
period 2002-03-21
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 2002-05-15
CIK 810117

12 of 14
                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001 which are found in the Registrant's Form 10-K Report for 2001 filed with the Securities and Exchange Commission. The December 31, 2001 balance sheet included herein has been taken from the Registrant's 2001 Form 10-K Report. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund VII-B, L.P.

                              Balance Sheets


                                                  March 31,     December 31,
                                                     2002           2001
                                                  ---------     ------------
                                                 (unaudited)
  Assets
  ------

Current assets:
 Cash and cash equivalents                   $        50,568      118,007
 Receivable from Managing General Partner             98,803       71,440

---------                                    ---------
                                                 Total    current    assets
149,371                                      189,447

---------                                    ---------
Oil and gas properties - using the full-
 cost method of accounting                         4,236,335    4,236,335
  Less accumulated depreciation,
                                               depletion  and  amortization
3,540,370                                    3,528,370

---------                                    ---------
                                              Net  oil  and gas  properties
695,965                                      707,965

---------                                    ---------
                                                                          $
845,336                                      897,412

=========                                    =========

  Liabilities and Partners' Equity
  --------------------------------

Current liability - distribution payable     $         1,211          534

---------                                    ---------
Partners' equity:
 General partners                                  (553,482)    (548,207)
 Limited partners                                  1,397,607    1,445,085

---------                                    ---------
                                                Total    partners'   equity
844,125                                      896,878

---------                                    ---------
                                                                          $
845,336                                      897,412

=========                                    =========

        Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Operations
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2002      2001
                                                          ----      ----
  Revenues
  --------

Income from net profits interests                   $   137,418    218,328
Interest                                                    473      2,140
                                                        -------    -------
                                                        137,891    220,468
                                                        -------    -------
  Expenses
  --------

General and administrative                               28,644     28,451
Depreciation, depletion and amortization                 12,000     23,000
                                                        -------    -------
                                                         40,644     51,451
                                                        -------    -------
Net income                                          $    97,247    169,017
                                                        =======    =======
Net income allocated to:

 Managing General Partner                           $     8,753     15,212
                                                        =======    =======
 General partner                                    $       972      1,690
                                                        =======    =======
 Limited partners                                   $    87,522    152,115
                                                        =======    =======
  Per limited partner unit                          $      5.83      10.14
                                                        =======    =======

        Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Cash Flows
                               (unaudited)


                                                        Three Months Ended
                                                            March 31,
                                                          2002      2001
                                                          ----      ----
Cash flows from operating activities:

 Cash received from income from net profits
  interests                                         $   110,019    270,713
 Cash paid to suppliers                                (28,608)   (29,385)
 Interest received                                          473      2,140
                                                        -------    -------
  Net cash provided by operating activities              81,884    243,468
                                                        -------    -------
Cash flows from investing activities

 Sale of oil and gas properties                               -        100
                                                        -------    -------
Cash flows used in financing activities:

 Distributions to partners                            (149,323)  (249,832)
                                                        -------    -------

Net decrease in cash and cash equivalents              (67,439)    (6,264)

 Beginning of period                                    118,007    155,801
                                                        -------    -------
 End of period                                      $    50,568    149,537
                                                        =======    =======

Reconciliation of net income to net
 cash provided by operating activities:

Net income                                          $    97,247    169,017

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation, depletion and amortization               12,000     23,000
  (Increase) decrease in receivables                   (27,399)     52,385
  Increase (decrease) in payables                            36      (934)
                                                        -------    -------
Net cash provided by operating activities           $    81,884    243,468
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2002, and for the three months ended March 31, 2002, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2002, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. The net profits interest is a calculated revenue interest that burdens the underlying working interest in the property, and the net profits interest owner is not responsible for the actual development or production expenses incurred. Accordingly, if the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2002 and 2001

The following table provides certain information regarding performance factors for the quarters ended March 31, 2002 and 2001:


                                               Three Months
                                                  Ended         Percentage
                                                March 31,        Increase
                                              2002      2001    (Decrease)
                                              ----      ----    ----------
Average price per barrel of oil           $   19.60     26.06    (25%)
Average price per mcf of gas              $    1.99      6.23    (68%)
Oil production in barrels                     7,400     7,400        -
Gas production in mcf                        22,800    14,900      53%
Income from net profits interests         $ 137,418   218,328    (37%)
Partnership distributions                 $ 150,000   250,000    (40%)
Limited partner distributions             $ 135,000   225,000    (40%)
Per unit distribution to limited
 partners                                 $    9.00     15.00    (40%)
Number of limited partner units              15,000    15,000

Revenues

The Partnership's income from net profits interests decreased to $137,418 from $218,328 for the quarters ended March 31, 2002 and 2001, respectively, a decrease of 37%. The principal factors affecting the comparison of the quarters ended March 31, 2002 and 2001 are as follows:

1. The average price for a barrel of oil received by the Partnership decreased during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 by 25%, or $6.46 per barrel, resulting in a decrease of approximately $47,800 in income from net profits interests. Oil sales represented 76% of total oil and gas sales during the quarter ended March 31, 2002 and 68% during the quarter ended March 31, 2001.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 68%, or $4.24 per mcf, resulting in a decrease of approximately $96,700 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in prices received from oil and gas production is approximately $144,500.

2. Oil production remained unchanged during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001.

    Gas production increased approximately 7,900 mcf or 53% during the same period, resulting in an increase of approximately $49,200 in income from net profits interests.

    The total net increase in income from net profits interests due to the change in production is approximately $49,200. The increase in gas production is due to a gas-balancing adjustment on a non-operated lease.

3. Lease operating costs and production taxes were 21% lower, or approximately $14,300 less during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. The decrease in lease operating cost is primarily the result of repairs and maintenance performed during the prior year.

Costs and Expenses

Total costs and expenses decreased to $40,644 from $51,451 for the quarters ended March 31, 2002 and 2001, respectively, a decrease of 21%. The decrease is the result of lower depletion expense, partially offset by an increase in general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 1% or approximately $200 during the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001.

2. Depletion expense decreased to $12,000 for the quarter ended March 31, 2002 from $23,000 for the same period in 2001. This represents a decrease of 48%. Depletion is calculated using the units of revenue method of amortization based on a percentage of current period gross revenues to total future gross oil and gas revenues, as estimated by the Partnership's independent petroleum consultants. Contributing factors to the decrease in depletion expense between the comparative periods were the decrease in the price of gas used to determine the Partnership's reserves for April 1, 2002 as compared to 2001, and the decrease in oil and gas revenues received by the Partnership during 2002 as compared to 2001.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $81,900 in the quarter ended March 31, 2002 as compared to approximately $243,500 in the quarter ended March 31, 2001. The primary source of the 2002 cash flow from operating activities was profitable operations.

There were no investing activities in the quarter ended March 31, 2002. Cash flows provided by investing activities were $100 in the quarter ended March 31, 2001.

Cash flows used in financing activities were approximately $149,300 in the quarter ended March 31, 2002 as compared to approximately $249,800 in the quarter ended March 31, 2001. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2002 were $150,000 of which $135,000 was distributed to the limited partners and $15,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2002 was $9.00. Total distributions during the quarter ended March 31, 2001 were $250,000 of which $225,000 was distributed to the limited partners and $25,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2001 was $15.00.

The source for the 2002 distributions of $150,000 was oil and gas operations of approximately $81,900, with the balance from available cash on hand at the beginning of the period. The source for the 2001 distributions of $250,000 was oil and gas operations of approximately $243,500, with the balance from available cash on hand at the beginning of the period.

Since inception of the Partnership, cumulative monthly cash distributions of $10,944,295 have been made to the partners. As of March 31, 2002, $9,864,776 or $657.65 per limited partner unit has been distributed to the limited partners, representing a 132% return of the capital contributed.

As of March 31, 2002, the Partnership had approximately $148,200 in working capital. The Managing General Partner knows of no unusual contractual commitments and believes the revenues generated from operations are adequate to meet the needs of the Partnership.

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

There can be no assurance that the Managing General Partner's debt restructuring efforts will be successful or that the lenders will agree to a course of action consistent with the Managing General Partners requirements in restructuring the obligations. Even if such agreement is reached, it may require approval of additional lenders, which is not assured. Furthermore, there can be no assurance that the sales of assets can be successfully accomplished on terms acceptable to the Managing General Partner. Under current circumstances, the Managing General Partner's ability to continue as a going concern depends upon its ability to (1) successfully restructure its obligations or obtain additional financing as may be required, (2) maintain compliance with all debt covenants, (3) generate sufficient cash flow to meet its obligations on a timely basis, and (4) achieve satisfactory levels of future earnings. If the Managing General Partner is unsuccessful in its efforts, it may be unable to meet its obligations making it necessary to undertake such other actions as may be appropriate to preserve asset values. Upon the occurrence of any event of dissolution by the Managing General Partner, the holders of a majority of limited partnership interests may, by written agreement, elect to continue the business of the Partnership in the Partnership's name, with Partnership property, in a reconstituted partnership under the terms of the partnership agreement and to designate a successor Managing General Partner. The Managing General Partner as of April 19, 2002, successfully completed an exchange of a portion of their bond debt for equity and performed a refinancing of its revolving credit facility.

Recent Accounting Pronouncements

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

On October 3, 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement supercedes FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed" and eliminates the requirement of Statement 121 to allocate goodwill to long-lived assets to be tested for impairment. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Assessment by the Managing
General Partner revealed this pronouncement to have no impact on the partnerships.

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


Date:  May 15, 2002