Form 10-Q
period 2004-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 2004-05-24
CIK 810117

1 of 1
                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

                              Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).     Yes     No  X

The registrant's outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

        The total number of pages contained in this report is 22.

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

                     PART I. - FINANCIAL INFORMATION


Item 1.   Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the
"Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, which are found in the Registrant's Form 10-K Report for 2003 filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet included herein has been taken from the Registrant's 2003 Form 10-K Report. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                              Balance Sheets

                                  March    December
                                   31,       31,
                                   2004      2003
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
---------
Current assets:
 Cash and cash equivalents    $  149,763   187,199
  Receivable  from  Managing     146,141   121,042
General Partner
     Oklahoma    withholding     94        94
prepayment
                                 --------  --------
                                 ----      ----
   Total current assets          295,998   308,335
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,242,36  4,242,36
                                 7         7
       Less      accumulated
depreciation,
         depletion       and     3,630,91  3,618,91
amortization                     4         4
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     611,453   623,453
properties
                                 --------  --------
                                 ----      ----
                              $  907,451   931,788
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  96        58
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      73,953    72,503
                                 --------  --------
                                 ----      ----
Partners' equity:
 General partner                 (553,462  (550,879
                                 )         )
 Limited partners                1,386,86  1,410,10
                                 4         6
                                 --------  --------
                                 ----      ----
   Total partners' equity        833,402   859,227
                                 --------  --------
                                 ----      ----
                              $  907,451   931,788
                                 =======   =======

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                         Statements of Operations
                               (unaudited)

                                    Three Months Ended
                                        March 31,
                                      2004      2003
                                     ------    ------
Revenues
-------------
   Income   from  net   profits  $  218,153   262,934
interests
 Interest                           347       232
 Other                              250       -
                                    --------  --------
                                    --        --
                                    218,750   263,166
                                    --------  --------
                                    --        --
Expenses
-------------
 General and administrative         31,125    28,670
  Depreciation,  depletion  and     12,000    18,000
amortization
  Accretion of asset retirement     1,450     1,328
obligation
                                    --------  --------
                                    --        --
                                    44,575    47,998
                                    --------  --------
                                    --        --
Net  income  before  cumulative     174,175   215,168
effect

Cumulative effect of change  in
accounting
 principle - SFAS No. 143 - See     -         (27,495)
Note 3
                                    --------  --------
                                    --        --
Net income                       $  174,175   187,673
                                    ======    ======
Net income allocated to:

 Managing General Partner        $  17,417    18,767
                                    ======    ======
 Limited partners                $  156,758   168,906
                                    ======    ======
    Per  limited  partner  unit  $    10.45
before cumulative effect                      12.91
  Cumulative effect per limited     -          (1.65)
partner unit
                                    --------  --------
                                    --        --
  Per limited partner unit       $    10.45
                                              11.26
                                    ======    ======

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                         Statements of Cash Flows
                               (unaudited)


                                      Three Months Ended
                                          March 31,
                                        2004      2003
                                       ------    ------
Cash    flows   from    operating
activities:

  Cash received from income  from  $  185,402   196,881
net profits interests
 Cash paid to suppliers               (23,473)  (18,037)
 Interest received                    347       232
 Other                                250       -
                                      --------  --------
                                      ----      ----
   Net cash provided by operating     162,526   179,076
activities
                                      --------  --------
                                      ----      ----
Cash   flows  used  in  financing
activities:

 Distributions to partners            (199,962  (150,378
                                      )         )
                                      --------  --------
                                      ----      ----
Net  (decrease) increase in  cash     (37,436)  28,698
and cash equivalents

 Beginning of period                  187,199   72,578
                                      --------  --------
                                      ----      ----
 End of period                     $  149,763   101,276
                                      =======   =======
Reconciliation of net  income  to
net
   cash   provided  by  operating
activities:

Net income                         $  174,175   187,673

Adjustments   to  reconcile   net
income to net
   cash   provided  by  operating
activities:

   Depreciation,  depletion   and     12,000    18,000
amortization
  Accretion  of asset  retirement     1,450     1,328
obligation
  Cumulative effect of change  in
accounting
  principle - SFAS No. 143            -         27,495
 Increase in receivables              (32,751)  (66,053)
 Increase in payables                 7,652     10,633
                                      --------  --------
                                      ----      ----
Net  cash  provided by  operating  $  162,526   179,076
activities
                                      =======   =======

Noncash  investing and  financing
activities:

    Increase  in  oil   and   gas
properties - Adoption
  of SFAS No. 143                  $  -         38,901
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of March 31, 2004, and for the three months ended March 31, 2004, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

3.   Cumulative effect of change in accounting principle - SFAS No.
143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $38,901, a long term liability of approximately $66,396 and a loss of approximately $27,495 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2004, the asset retirement obligation was $73,953. The increase in the asset retirement obligation from January 1, 2004 is due to accretion expense of $1,450.

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

Well operating costs and general and administrative costs usually decrease with production declines; however, these costs may not decrease proportionately. Net income available for distribution to the partners is therefore expected to decline in later years based on these factors.

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

Oil and Gas Properties

Oil and gas properties are accounted for at cost under the full-cost method. Under this method, all productive and nonproductive costs incurred in connection with the acquisition, exploration and development of oil and gas reserves are capitalized. Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2004, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.


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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of March
31, 2004, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

A.  General Comparison of the Quarters Ended March 31, 2004 and 2003

The   following   table   provides  certain   information   regarding
performance factors for the quarters ended March 31, 2004 and 2003:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                     March 31,       Increase
                                   2004      2003    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Average price per barrel  of  $    32.17                1%
oil                                        31.78
Average price per mcf of gas  $     5.99               (1%)
                                           6.06
Oil production in barrels        5,100     6,000      (15%)
Gas production in mcf            20,300    23,700     (14%)
Income   from  net   profits  $  218,153   262,934    (17%)
interests
Partnership distributions     $  200,000   150,000     33%
Limited              partner  $  180,000   135,000     33%
distributions
Per  unit  distribution   to  $    12.00               33%
limited partners                           9.00

Number  of  limited  partner     15,000    15,000
units

Revenues

The Partnership's income from net profits interests decreased to $ 218,153 from $262,934 for the quarters ended March 31, 2004 and 2003, respectively, a decrease of 17%. The principal factors affecting the comparison of the quarters ended March 31, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 by 1%, or $.39 per barrel, resulting in an increase of approximately $2,000 in income from net profits interests. Oil sales represented 57% of total oil and gas sales during the quarter ended March 31, 2004 and 57% during the quarter ended March 31, 2003.

    The average price for an mcf of gas received by the Partnership decreased during the same period by 1%, or $.07 per mcf, resulting in a decrease of approximately $1,400 in income from net profits interests.

    The net total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 900 barrels or 15% during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003, resulting in a decrease of approximately $28,600 in revenues.

    Gas production decreased approximately 3,400 mcf or 14% during the same period, resulting in a decrease of approximately $20,600 in income from net profits interests.

    The  total decrease in income from net profits interests  due  to the  change in production is approximately $49,200.  The  decline in oil and gas volumes is the result of a lower net revenue interest on a lease partially offset by larger volumes from a new well on the same lease. The sale of two properties also contributed to the decrease in oil volumes.

3. Lease operating costs and production taxes were 5% lower, or approximately $3,800 less during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003.

Costs and Expenses

Total costs and expenses decreased to $44,575 from $47,998 for the quarters ended March 31, 2004 and 2003, respectively, a decrease of 7%. The decrease is a direct result of the decrease in depletion expense, partially offset by an increase in accretion expense associated with our long term liability related to expected abandonment costs of our oil and natural gas properties and general and administrative expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs increased 9% or approximately $2,500 during the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. The increase in general and administrative costs is due primarily to an increase of approximately $1,660 in quarterly accounting review fees.

2. Depletion expense decreased to $12,000 for the quarter ended March 31, 2004 from $18,000 for the same period in 2003. This represents a decrease of 33%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended March 31, 2004, which was $1.41 applied to 8,483 BOE as compared to $1.81 applied to 9,950 BOE for the same period in 2003.

Cumulative effect of change in accounting principle

On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002.
The  new  standard requires the Partnership to recognize a  liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $38,901, a long term liability of approximately $66,396 and a loss of approximately $27,495 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At March 31, 2004, the asset retirement obligation was $73,953. The increase in the asset retirement obligation from January 1, 2004 is due to accretion expense of $1,450.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $162,500 in the quarter ended March 31, 2004 as compared to approximately $179,100 in the quarter ended March 31, 2003.

Cash flows used in financing activities were approximately $200,000 in the quarter ended March 31, 2004 as compared to approximately $150,400 in the quarter ended March 31, 2003. The only use in financing activities was the distributions to partners.

Total distributions during the quarter ended March 31, 2004 were $200,000 of which $180,000 was distributed to the limited partners and $20,000 to the general partners. The per unit distribution to limited partners during the quarter ended March 31, 2004 was $12.00. Total distributions during the quarter ended March 31, 2003 were $150,000 of which $135,000 was distributed to the limited partners and $15,000 to the general partner. The per unit distribution to limited partners during the quarter ended March 31, 2003 was $9.00.

The source for the 2004 distributions of $200,000 was oil and gas operations of approximately $162,500, with the balance from available cash on hand at the beginning of the period. The source for the 2003 distributions of $150,000 was oil and gas operations of approximately $179,100, resulting in excess cash for contingencies or subsequent distributions.

Cumulative cash distributions of $12,189,343 have been made to the general and limited partners. As of March 31, 2004, $10,986,413 or $732.43 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital and a 46% return on capital contributed.

As of March 31, 2004, the Partnership had approximately $295,900 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Item 4.   Controls and Procedures

Disclosure Controls and Procedures
As of the three months ended March 31, 2004, H.H. Wommack, III, President and Chief Executive Officer of the Managing General Partner, and Bill E. Coggin, Executive Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, it internal control over financial reporting.

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


Date:  May 14, 2004

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


Date:  May 14, 2004                /s/ H. H. Wommack, III
                                   H. H. Wommack, III
                                     Chairman,  President  and  Chief
Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Royalties Institutional
Income Fund VII-B, L.P.

              SECTION 302 CERTIFICATION   Exhibit 31.1

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


Date:  May 14, 2004                /s/ Bill E. Coggin
                                   Bill E. Coggin
                                   Executive Vice President
                                   and Chief Financial Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                    Southwest Royalties Institutional
Income Fund VII-B, L.P.

                      CERTIFICATION PURSUANT TO
                            Exhibit 32.1
                       19 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund VII-B, L.P. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, H.H. Wommack, III, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  May 14, 2004




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

             CERTIFICATION PURSUANT TO             Exhibit
                                32.2
                       19 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund VII-B, L.P. (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bill E. Coggin, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:  May 14, 2004




/s/ Bill E. Coggin
Bill E. Coggin
Executive Vice President
  and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional Income Fund VII-B, L.P.;