Form 10-Q
period 2004-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 2004-08-13
CIK 810117

1 of 1

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

                     PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, which are found in the Registrant's Form 10-K Report for 2003 filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet included herein has been taken from the Registrant's 2003 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                              Balance Sheets

                                 June 30,  December
                                             31,
                                   2004      2003
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
---------
Current assets:
 Cash and cash equivalents    $  176,439   187,199
  Receivable  from  Managing     153,546   121,042
General Partner
     Oklahoma    withholding     94        94
prepayment
                                 --------  --------
                                 ----      ----
   Total current assets          330,079   308,335
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,242,36  4,242,36
                                 7         7
       Less      accumulated
depreciation,
         depletion       and     3,641,91  3,618,91
amortization                     4         4
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     600,453   623,453
properties
                                 --------  --------
                                 ----      ----
                              $  930,532   931,788
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  1,647     58
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      75,403    72,503
                                 --------  --------
                                 ----      ----
Partners' equity:
 General partner                 (551,454  (550,879
                                 )         )
 Limited partners                1,404,93  1,410,10
                                 6         6
                                 --------  --------
                                 ----      ----
   Total partners' equity        853,482   859,227
                                 --------  --------
                                 ----      ----
                              $  930,532   931,788
                                 =======   =======

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                         Statements of Operations
                               (unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                     2004      2003      2004      2003
                                    -----      -----     -----     -----
Revenues
--------
Income    from   net   profits  $  230,614   190,275   448,766   453,209
interests
Interest                           344       414       692       645
Other                              97        175       347       175
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   231,055   190,864   449,805   454,029
                                   --------  --------  --------  --------
                                   --        --        --        --
Expenses
--------
General and administrative         33,525    37,849    64,650    66,519
Depreciation,  depletion   and     11,000    17,000    23,000    35,000
amortization
Accretion  of asset retirement     1,450     1,328     2,900     2,656
obligation
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   45,975    56,177    90,550    104,175
                                   --------  --------  --------  --------
                                   --        --        --        --
Net  income  before cumulative     185,080   134,687   359,255   349,854
effects

Cumulative effect of change in
accounting
  principle - SFAS No.  143  -     -         -         -         (27,495)
See Note 3
                                   --------  --------  --------  --------
                                   --        --        --        --
Net income                      $  185,080   134,687   359,255   322,359
                                   ======    ======    ======    ======
Net income allocated to:

 Managing General Partner       $  18,508    13,469    35,925    32,236
                                   ======    ======    ======    ======
 Limited Partners               $  166,572   121,218   323,330   290,123
                                   ======    ======    ======    ======
   Per  limited  partner  unit  $    11.10
before cumulative effect                     8.08      21.56     20.98
     Cumulative   effect   per           -        -          -
limited partner unit                                             (1.64)
                                   --------  --------  --------  --------
                                   --        --        --        --
  Per limited partner unit      $    11.10
                                             8.08      21.56     19.34
                                   ======    ======    ======    ======

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                       Six Months Ended
                                           June 30,
                                        2004      2003
                                       -----     -----
Cash    flows   from    operating
activities:

  Cash received from income  from
net
  profits interests                $  399,253   447,097
 Cash paid to suppliers               (47,641)  (34,418)
 Interest received                    692       645
 Miscellaneous settlement             347       175
                                      --------  --------
                                      --        --
   Net cash provided by operating     352,651   413,499
activities
                                      --------  --------
                                      --        --
Cash  flows provided by investing
activities:

 Sale of oil and gas properties       -         16,166
                                      --------  --------
                                      --        --
Cash   flows  used  in  financing
activities:

 Distributions to partners            (363,411  (300,342
                                      )         )
                                      --------  --------
                                      --        --
Net  (decrease) increase in  cash     (10,760)  129,323
and cash equivalents

Beginning of period                   187,199   72,578
                                      --------  --------
                                      --        --
End of period                      $  176,439   201,901
                                      ======    ======
Reconciliation of net  income  to
net
   cash   provided  by  operating
activities:

Net income                         $  359,255   322,359

Adjustments   to  reconcile   net
income to
  net  cash provided by operating
activities:

   Depreciation,  depletion   and     23,000    35,000
amortization
  Accretion  of asset  retirement     2,900     2,656
obligation
  Cumulative effect of change  in
accounting
  principle - SFAS No. 143            -         27,495
 Increase in receivables              (49,513)  (6,112)
 Increase in payables                 17,009    32,101
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  352,651   413,499
activities
                                      ======    ======
Noncash  investing and  financing
activities:

   Increase   in  oil   and   gas
properties - Adoption
  of SFAS No. 143                  $  -         38,901
                                      ======    ======

         Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements

1.   Organization
     Southwest Royalties Institutional Income Fund VII-B, L.P. was organized under the laws of the state of Delaware on January 28, 1987, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. a wholly-owned subsidiary of Clayton Williams Energy, Inc., serves as the Managing General Partner. Revenues, costs and expenses are allocated as follows:

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2004 and for the three and six months ended June 30, 2004, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

         Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $38,901, a long term liability of approximately $66,396 and a loss of approximately $27,495 for the
     cumulative  effect  on  depreciation  of  the  additional  costs   and
     accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At June 30, 2004, the asset retirement obligation was $75,403 The increase in the asset retirement obligation from January 1, 2004 is due to accretion expense of $2,900.

4.   Change in Control of Managing General Partner
     On May 21, 2004, Clayton Williams Energy, Inc. acquired all the outstanding common stock of Southwest Royalties Inc. through a merger. Clayton Williams Energy, Inc. paid $57.1 million to holders of Southwest Royalties, Inc. common stock and common stock warrants ($45.01 per share) and assumed and refinanced approximately $113.9 million of assumed bank debt at closing.


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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2004, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of June 30, 2004, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

A.  General Comparison of the Quarters Ended June 30, 2004 and 2003

The following table provides certain information regarding performance factors for the quarters ended June 30, 2004 and 2003:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2004      2003    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $    36.05             26%
oil                                        28.56
Average price per mcf of gas  $     5.55             24%
                                           4.48
Oil production in barrels        5,550     5,900     (6%)
Gas production in mcf            16,850    19,300    (13%)
Income   from  net   profits  $  230,614   190,275   21%
interests
Partnership distributions     $  165,000   150,000   10%
Limited              partner  $  148,500   135,000   10%
distributions
Per  unit  distribution   to
limited
 partners                     $     9.90             10%
                                           9.00
Number  of  limited  partner     15,000    15,000
units

Revenues

The Partnership's income from net profits interests increased to $230,614 from $190,275 for the quarters ended June 30, 2004 and 2003, respectively, an increase of 21%. The principal factors affecting the comparison of the quarters ended June 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 by 26%, or $7.49 per barrel, resulting in an increase of approximately $41,600 in income from net profits interests. Oil sales represented 68% of total oil and gas sales during the quarter ended June 30, 2004 as compared to 66% during the quarter ended June 30, 2003.

    The average price for an mcf of gas received by the Partnership increased during the same period by 24%, or $1.07 per mcf, resulting in an increase of approximately $18,000 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $59,600. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 350 barrels or 6% during the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003, resulting in a decrease of approximately $10,000 in income from net profits interests.

    Gas production decreased approximately 2,450 mcf or 13% during the same period, resulting in a decrease of approximately $11,000 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $21,000.

3.  Lease   operating  costs  and  production  taxes  were  3%  lower,   or
    approximately $1,800 less during the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003.

Costs and Expenses

Total costs and expenses decreased to $45,975 from $56,177 for the quarters ended June 30, 2004 and 2003, respectively, a decrease of 18%. The decrease is the result of lower general and administrative expense and depletion expense, partially offset by an increase in accretion expense.

1. General and administrative costs consists of independent accounting, legal and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 11% or approximately $4,300 during the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003. The higher general and administrative expense in 2003 is due to legal fees associated with the amendments to the Partnership's December 31, 2002 Annual Report on Form 10-K and March 31, 2003 Quarterly Report on Form 10-Q. The higher general and administrative expense in 2003 is due to legal fees associated with the amendments to the Partnership's December 31, 2002 Annual Report on Form 10-K and March 31, 2003 Quarterly Report on Form 10-Q.

2. Depletion expense decreased to $11,000 for the quarter ended June 30, 2004 from $17,000 for the same period in 2003. This represents a decrease of 35%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended June 30, 2004, which was $1.32 applied to 8,358 BOE as compared to $1.86 applied to 9,117 BOE for the same period in 2003.

3.  Accretion  expense increased to $1,450 for the quarter ended  June  30,
    2004  from  $1,328  for the same period in 2003.   This  represents  an
    increase of 9%.

B.   General  Comparison of the Six Month Periods Ended June 30,  2004  and
2003

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2004 and 2003:

                                     Six Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2004      2003    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $    34.19             13%
oil                                        30.18
Average price per mcf of gas  $     5.79             8%
                                           5.35
Oil production in barrels        10,650    11,900    (11%)
Gas production in mcf            37,150    43,000    (14%)
Income   from  net   profits  $  448,766   453,209   (1%)
interests
Partnership distributions     $  365,000   300,000   22%
Limited              partner  $  328,000   270,000   22%
distributions
Per  unit  distribution   to
limited
 partners                     $    21.90             22%
                                           18.00
Number  of  limited  partner     15,000    15,000
units

Revenues

The Partnership's income from net profits interests decreased to $448,766 from $453,209 for the six months ended June 30, 2004 and 2003, respectively, a decrease of 1%. The principal factors affecting the comparison of the six months ended June 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 by 13%, or $4.01 per barrel, resulting in an increase of approximately $42,700 in income from net profits interests. Oil sales represented 63% of total oil and gas sales during the six months ended June 30, 2004 as compared to 61% during the six months ended June 30, 2003.

    The average price for an mcf of gas received by the Partnership increased during the same period by 8%, or $.44 per mcf, resulting in an increase of approximately $16,300 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $59,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

2. Oil production decreased approximately 1,250 barrels or 11% during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, resulting in a decrease of approximately $37,700 in income from net profits interests.

    Gas production decreased approximately 5,850 mcf or 14% during the same period, resulting in a decrease of approximately $31,300 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $69,000. The decline in oil and gas volumes is the result of a lower net revenue interest on a lease partially offset by larger volumes from a new well on the same lease. The sale of two properties also contributed to the decrease in oil volumes.

3.  Lease   operating  costs  and  production  taxes  were  4%  lower,   or
    approximately $5,600 less during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

Costs and Expenses

Total costs and expenses decreased to $90,550 from $104,175 for the six months ended June 30, 2004 and 2003, respectively, a decrease of 13%. The decrease is the result of lower general and administrative expense and depletion expense, partially offset by an increase in accretion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 3% or approximately $1,900 during the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The higher general and administrative expense in 2003 is due to legal fees associated with the amendments to the Partnership's December 31, 2002 Annual Report on Form 10-K and March 31, 2003 Quarterly Report on Form 10-Q.

2. Depletion expense decreased to $23,000 for the six months ended June 30, 2004 from $35,000 for the same period in 2003. This represents a decrease of 34%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the six months ended June 30, 2004, which was $1.37 applied to 16,842 BOE as compared to $1.84 applied to 19,067 BOE for the same period in 2003.

3.  Accretion expense increased to $2,900 for the six months ended June 30,
    2004  from  $2,656  for the same period in 2003.   This  represents  an
    increase of 9%.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $352,700 in the six months ended June 30, 2004 as compared to approximately $413,500 in the six months ended June 30, 2003.

There were no cash flows provided by investing activities in the six months ended June 30, 2004. Cash flows provided by investing activities were approximately $16,200 in the six months ended June 30, 2003.

Cash flows used in financing activities were approximately $363,400 in the six months ended June 30, 2004 as compared to approximately $300,300 in the six months ended June 30, 2003. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2004 were $365,000 of which $328,500 was distributed to the limited partners and $36,500 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2004 was $21.90. Total distributions during the six months ended June 30, 2003 were $300,000 of which $270,000 was distributed to the limited partners and $30,000 to the general partners. The per unit distribution to limited partners during the six months ended June 30, 2003 was $18.00.

The source for the 2004 distributions of $365,000 was oil and gas operations of approximately $352,700, with the balance from available cash on hand at the beginning of the period. The source for the 2003 distributions of $300,000 was oil and gas operations of approximately $413,500 and the change in oil and gas properties of approximately $16,100, resulting in excess cash for contingencies or subsequent distributions.

Cumulative cash distributions of $12,354,343 have been made to the general and limited partners. As of June 30, 2004, $11,134,913 or $742.33 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital and a 48% return on capital contributed.

As of June 30, 2004, the Partnership had approximately $328,432 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

Managing General Partner

On May 21, 2004, Clayton Williams Energy, Inc. acquired all the outstanding common stock of Southwest Royalties Inc. through a merger. Clayton Williams Energy, Inc. paid $57.1 million to holders of Southwest Royalties, Inc. common stock and common stock warrants ($45.01 per share) and assumed and refinanced approximately $113.9 million of assumed bank debt at closing.

Recent Accounting Pronouncements

The EITF is considering two issues related to the reporting of oil and gas mineral rights. Issue No. 03-O, "Whether Mineral Rights Are Tangible or Intangible Assets," is whether or not mineral rights are intangible assets pursuant to SFAS No. 141, "Business Combinations." Issue No. 03-S, "Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies," is, if oil and gas drilling rights are intangible assets, whether those assets are subject to the classification and disclosure provisions of SFAS No. 142. The Partnership classifies the cost of oil and gas mineral rights as properties and equipment and believes that this is consistent with oil and gas accounting and industry practice. The staff of the FASB has issued a proposed position clarifying that SFAS No. 142 does not supersede the balance sheet classification and disclosure for drilling and mineral rights of oil and gas producing entities within the scope of FASB No. 19. If SFAS No. 142 is determined to apply to oil and gas companies, the Partnership may be required to make certain reclassifications within property and equipment on the balance sheet, and additional disclosures may be required. There would be no effect on the statement of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

Disclosure Controls and Procedures
As of the six months ended June 30, 2004, L. Paul Latham, President and Chief Executive Officer of the Managing General Partner, and Mel G. Riggs, Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

     The disclosure controls and procedures of the Partnership were effective in ensuring that information required to be disclosed by the Partnership in the reports it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

     The disclosure controls and procedures of the Partnership were effective in ensuring that material information required to be disclosed by the Partnership in the report it filed or submitted under the Exchange Act was accumulated and communicated to the Managing General Partner's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the six months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

          (b) Reports on Form 8-K:

                  The Partnership filed an 8-K on June 3, 2004 under Item 1
              "Changes in Control of Registrant" and Item 7 "Financial Statements, Pro forma Financial Information and Exhibits."

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

                                 SOUTHWEST ROYALTIES INSTITUTIONAL
                                 INCOME FUND VII-B, L.P.
                                 a Delaware limited partnership


                                 By:   Southwest Royalties, Inc.
                                       Managing General Partner


                                 By: /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer


Date:  August 12, 2004

                    SECTION 302 CERTIFICATION                Exhibit 31.1


I, L. Paul Latham, certify that:

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

4.The  registrant's other certifying officer(s) and I are  responsible  for establishing  and  maintaining disclosure  controls  and  procedures  (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  c)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 12, 2004             /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund VII-B, L.P.

                    SECTION 302 CERTIFICATION                Exhibit 31.2


I, Mel G. Riggs, certify that:

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

4.The  registrant's other certifying officer(s) and I are  responsible  for establishing  and  maintaining disclosure  controls  and  procedures  (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

  a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  c)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 12, 2004             /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund VII-B, L.P.

                         CERTIFICATION PURSUANT TO
                               Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund VII-B, Limited Partnership (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Latham, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  August 12, 2004




/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer
  of Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional Income Fund VII-B, L.P.

             CERTIFICATION PURSUANT TO             Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund VII-B, Limited Partnership (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mel G. Riggs, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date: August 12, 2004




/s/ Mel G. Riggs
Mel G. Riggs
Vice President and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional Income Fund VII-B, L.P.;