Form 10-Q
period 2004-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 2004-11-15
CIK 810117

1 of 23
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

                         6 Desta Drive, Suite 6500
                           Midland, Texas 79705
                 (Address of principal executive offices)

                               432-682-6324
                      (Registrant's telephone number,
                           including area code)

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



         The total number of pages contained in this report is 23.


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



                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2003, which are found in the Registrant's Form 10-K Report for 2003 filed with the Securities and Exchange Commission. The December 31, 2003 balance sheet included herein has been taken from the Registrant's 2003 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year.




         Southwest Royalties Institutional Income Fund VII-B, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2004      2003
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
---------
Current assets:
 Cash and cash equivalents    $  167,861   187,199
  Receivable  from  Managing     139,898   121,042
General Partner
     Oklahoma    withholding     94        94
prepayment
                                 --------  --------
                                 ----      ----
   Total current assets          307,853   308,335
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,242,36  4,242,36
                                 7         7
       Less      accumulated
depreciation,
         depletion       and     3,649,83  3,618,91
amortization                     3         4
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     592,534   623,453
properties
                                 --------  --------
                                 ----      ----
                              $  900,387   931,788
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  2,124     58
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      76,853    72,503
                                 --------  --------
                                 ----      ----
Partners' equity:
 General partner                 (554,661  (550,879
                                 )         )
 Limited partners                1,376,07  1,410,10
                                 1         6
                                 --------  --------
                                 ----      ----
   Total partners' equity        821,410   859,227
                                 --------  --------
                                 ----      ----
                              $  900,387   931,788
                                 =======   =======


         Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Operations
                                (unaudited)

                                   Three Months Ended  Nine Months Ended
                                     September 30,       September 30,
                                     2004      2003      2004      2003
                                    -----     -----     -----     -----
Revenues
-------------
Income from net profits          $ 233,482   195,400   682,249   648,609
interests
Interest                           352       376       1,044     1,021
Miscellaneous settlement           -         -         347       175
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   233,834   195,776   683,640   649,805
                                   --------  --------  --------  --------
                                   --        --        --        --
Expenses
-------------
General and administrative         31,537    31,546    96,188    98,065
Accretion of asset retirement      1,450     1,343     4,350     3,999
obligation
Depreciation, depletion and        7,919     16,000    30,919    51,000
amortization
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   40,906    48,889    131,457   153,064
                                   --------  --------  --------  --------
                                   --        --        --        --
Net income before cumulative       192,928   146,887   552,183   496,741
effects

Cumulative effect of change in
accounting
 principle - SFAS No. 143 - See    -         -         -         (27,495)
Note 3
                                   --------  --------  --------  --------
                                   --        --        --        --
Net income                       $ 192,928   146,887   552,183   469,246
                                   ======    ======    ======    ======

Net income allocated to:

 Managing General Partner        $ 19,293    14,689    55,218    46,925
                                   ======    ======    ======    ======
 Limited Partners                $ 173,635   132,198   496,965   422,321
                                   ======    ======    ======    ======
  Per limited partner unit       $ 11.58
before cumulative effect                     8.81      33.13     29.80
  Cumulative effects per           -         -              -    (1.64)
limited partner unit
                                   --------  --------  --------  --------
                                   --        --        --        --
  Per limited partner unit       $ 11.58
                                             8.81      33.13     28.16
                                   ======    ======    ======    ======

         Southwest Royalties Institutional Income Fund VII-B, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                        Nine Months Ended
                                          September 30,
                                          2004     2003
                                         -----    -----
Cash flows from operating activities
 Cash received from income from net
  profits interests                   $ 635,706  632,061
 Cash paid to suppliers                 (68,501  (58,151
                                        )        )
 Interest received                      1,044    1,021
 Miscellaneous settlement               347      175
                                        -------  -------
                                        ---      ---
  Net cash provided by operating        568,596  575,106
activities
                                        -------  -------
                                        ---      ---
Cash flows provided by investing
activities
 Sale of oil and gas property           -        16,166
                                        -------  -------
                                        ---      ---
Cash flows used in financing
activities
 Distributions to partners              (587,93  (461,24
                                        4)       6)
                                        -------  -------
                                        ---      ---
  Net (decrease) increase in cash       (19,338  130,026
and cash equivalents                    )

 Beginning of period                    187,199  72,578
                                        -------  -------
                                        ---      ---
 End of period                        $ 167,861  202,604
                                        ======   ======
Reconciliation of net income to net
cash
 provided by operating activities

Net income                            $ 552,183  469,246

Adjustments to reconcile net income
to net
 cash provided by operating
activities

 Depreciation, depletion and            30,919   51,000
amortization
 Accretion of asset retirement          4,350    3,999
obligation
 Cumulative effect of change in
accounting
  principle - SFAS No. 143              -        27,495
 Increase in receivables                (46,543  (16,537
                                        )        )
 Increase in payables                   27,687   39,903
                                        -------  -------
                                        ---      ---
Net cash provided by operating        $ 568,596  575,106
activities
                                        ======   ======
Noncash investing and financing
activities:

 Increase in oil and gas properties
- Adoption
  of SFAS No. 143                     $ -        38,901
                                        ======   ======
 Increase in oil and gas properties
-
  Addition due to  farmout            $ -        765
arrangement
                                        ======   ======
        Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements


1.   Organization
     Southwest Royalties Institutional Income Fund VII-B, L.P. was organized under the laws of the state of Delaware on January 28, 1987, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc. a wholly owned subsidiary of Clayton Williams Energy, Inc., serves as the Managing General Partner. Revenues, costs and expenses are allocated as follows:

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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2004 and for the three and nine months ended September 30, 2004, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

         Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $38,901, a long term liability of approximately $66,396 and a loss of approximately $27,495 for the
     cumulative  effect  on  depreciation  of  the  additional  costs   and
     accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At September 30, 2004, the asset retirement obligation was $76,853. The increase in the asset retirement obligation from January 1, 2004 is due to accretion expense of $4,350.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2004, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of September 30, 2004, there were no timing differences, which resulted in a deficit net profit interest.

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


Results of Operations

A. General Comparison of the Quarters Ended September 30, 2004 and 2003

The following table provides certain information regarding performance factors for the quarters ended September 30, 2004 and 2003:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2004      2003    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $    41.46             42%
oil                                        29.22
Average price per mcf of gas  $     5.46             24%
                                           4.39
Oil production in barrels        4,825     5,500     (12%)
Gas production in mcf            16,962    21,700    (22%)
Income   from  net   profits  $  233,482   195,400   19%
interests
Partnership distributions     $  225,000   161,025   40%
Limited              partner  $  202,500   146,016   39%
distributions
Per  unit  distribution   to
limited
 partners                     $    13.50             39%
                                           9.73
Number  of  limited  partner     15,000    15,000
units

Revenues

The Partnership's income from net profits interests increased to $233,482 from $195,400 for the quarters ended September 30, 2004 and 2003, respectively, an increase of 19%. The principal factors affecting the comparison of the quarters ended September 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 by 42%, or $12.24 per barrel, resulting in an increase of approximately $59,100 in income from net profits interests. Oil sales represented 68% of total oil and gas sales during the quarter ended September 30, 2004 as compared to 63% during the quarter ended September 30, 2003.

     The average price for an mcf of gas received by the Partnership increased during the same period by 24%, or $1.07 per mcf, resulting in an increase of approximately $18,100 in income from net profits interests.

     The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $77,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.


2. Oil production decreased approximately 675 barrels or 12% during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003, resulting in a decrease of approximately $19,700 in income from net profits interests.

    Gas production decreased approximately 4,738 mcf or 22% during the same period, resulting in a decrease of approximately $20,800 in income from net profits interests.

    The total decrease in income from net profits interests due to the change in production is approximately $40,500. The decrease in oil volumes is primarily due to the production decline on two properties. The drop in gas production is due to the production decline on two properties.

3.  Lease   operating  costs  and  production  taxes  were  2%  lower,   or
    approximately $1,500 less during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.

Costs and Expenses

Total costs and expenses decreased to $40,906 from $48,889 for the quarters ended September 30, 2004 and 2003, respectively, a decrease of 16%. The decrease is the result of lower depletion expense and general and administrative expense, partially offset by an increase in accretion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased less than 1% or approximately $10 during the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003.

2. Depletion expense decreased to $7,919 for the quarter ended September 30, 2004 from $16,000 for the same period in 2003. This represents a decrease of 51%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2004, which was $1.03 applied to 7,652 BOE as compared to $1.76 applied to 9,117 BOE for the same period in 2003. The lower depreciation rate in 2004 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

3. Accretion expense increased to $1,450 for the quarter ended September 30, 2004 from $1,343 for the same period in 2003. This represents an increase of 8%.


B.   General Comparison of the Nine-Month Periods Ended September 30,  2004
and 2003

The following table provides certain information regarding performance factors for the nine-month periods ended September 30, 2004 and 2003:

                                    Nine Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2004      2003    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Average price per barrel  of  $    36.46             22%
oil                                        29.88
Average price per mcf of gas  $     5.69             13%
                                           5.03
Oil production in barrels        15,475    17,400    (11%)
Gas production in mcf            54,112    64,700    (16%)
Income   from  net   profits  $  682,249   648,609   5%
interests
Partnership distributions     $  590,000   461,025   28%
Limited              partner  $  531,000   416,016   28%
distributions
Per  unit  distribution   to
limited
 partners                     $    35.40             28%
                                           27.73
Number  of  limited  partner     15,000    15,000
units

Revenues

The Partnership's income from net profits interests increased to $682,249 from $648,609 for the nine months ended September 30, 2004 and 2003, respectively, an increase of 5%. The principal factors affecting the comparison of the nine months ended September 30, 2004 and 2003 are as follows:

1. The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 by 22%, or $6.58 per barrel, resulting in an increase of approximately $100,300 in income from net profits interests. Oil sales represented 65% of total oil and gas sales during the nine months ended September 30, 2004 as compared to 62% during the nine months ended September 30, 2003.

    The average price for an mcf of gas received by the Partnership increased during the same period by 13%, or $.66 per mcf, resulting in an increase of approximately $35,700 in income from net profits interests.

    The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $136,000. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.


2. Oil production decreased approximately 1,925 barrels or 11% during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003, resulting in a decrease of approximately $57,700 in income from net profits interests.

    Gas production decreased approximately 10,588 mcf or 16% during the same period, resulting in a decrease of approximately $53,300 in income from net profits interests.

    The  total  decrease in income from net profits interests  due  to  the change in production is approximately $111,000. The decrease in oil volumes is primarily due to the production decline on two properties. The sale of two properties also contributed to the decrease in oil production. The drop in gas production is due to the production decline on two properties.

3.  Lease   operating  costs  and  production  taxes  were  4%  lower,   or
    approximately $7,100 less during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

Costs and Expenses

Total costs and expenses decreased to $131,457 from $153,064 for the nine months ended September 30, 2004 and 2003, respectively, a decrease of 14%. The decrease is the result of lower depletion expense and general and administrative expense, partially offset by an increase in accretion expense.

1. General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $1,900 during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

2. Depletion expense decreased to $30,919 for the nine months ended September 30, 2004 from $51,000 for the same period in 2003. This represents a decrease of 39%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2004, which was $1.26 applied to 24,494 BOE as compared to $1.81 applied to 28,183 BOE for the same period in 2003. The lower depreciation rate in 2004 is due to the upward revision in reserve estimates resulting from higher oil and gas prices.

3.  Accretion  expense  increased  to $4,350  for  the  nine  months  ended
    September  30,  2004  from $3,999 for the same period  in  2003.   This
    represents an increase of 9%.



Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $568,600 in the nine months ended September 30, 2004 as compared to approximately $575,100 in the nine months ended September 30, 2003.

There  were  no  cash flows provided by investing activities  in  the  nine months ended September 30, 2004. Cash flows provided by investing activities were approximately $16,200 in the nine months ended September 30, 2003.

Cash flows used in financing activities were approximately $587,900 in the nine months ended September 30, 2004 as compared to approximately $461,200 in the nine months ended September 30, 2003. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2004 were $590,000 of which $531,000 was distributed to the limited partners and $59,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2004 was $35.40. Total distributions during the nine months ended September 30, 2003 were $461,025 of which $416,016 was distributed to the limited partners and $45,009 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2003 was $27.73.

The source for the 2004 distributions of $590,000 was oil and gas operations of approximately $568,600, with the balance from available cash on hand at the beginning of the period. The source for the 2003 distributions of $461,025 was oil and gas operations of approximately $575,100 and the change in oil and gas properties of approximately $16,200, resulting in excess cash for contingencies or subsequent distributions.

Cumulative  cash  distributions  of  $12,579,343  have  been  made  to  the partners. As of September 30, 2004, $11,337,413 or $755.83 per limited partner unit has been distributed to the limited partners, representing a 100% return of the capital and a 51% return on capital contributed.

As of September 30, 2004, the Partnership had approximately $305,700 in working capital. The Managing General Partner knows of no unusual contractual commitments. The partnership held many long-lived properties at inception, however due to the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Disclosure Controls and Procedures
As of the nine months ended September 30, 2004, L. Paul Latham, President and Chief Executive Officer of the Managing General Partner, and Mel G. Riggs, Vice President and Chief Financial Officer of the Managing General Partner, evaluated the effectiveness of the Partnership's disclosure controls and procedures. Based on their evaluation, they believe that:

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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


Date:  November 15, 2004

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


Date:  November 15, 2004           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund VII-B, L.P.



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


Date:  November 15, 2004           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund VII-B, L.P.




                         CERTIFICATION PURSUANT TO
                               Exhibit 32.1
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund VII-B, L. P. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, L. Paul Latham, Chief Executive Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date:  November 15, 2004




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


             CERTIFICATION PURSUANT TO             Exhibit 32.2
                          19 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of Southwest Royalties Institutional Income Fund VII-B, L. P. (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mel G. Riggs, Chief Financial Officer of the Managing General Partner of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
       Company.


Date: November 15, 2004




/s/ Mel G. Riggs
Mel G. Riggs
Vice President and Chief Financial Officer of
  Southwest Royalties, Inc., the
  Managing General Partner of
  Southwest Royalties Institutional Income Fund VII-B, L.P.;