Form 10-K
period 2004-12-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 2005-03-31
CIK 810117

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
(Mark One)

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

                                    OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number  33-11576

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                (Exact name of registrant as specified in
                    its limited partnership agreement)

Delaware                                                         75-2165825
State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                       Identification No.)

6 Desta Drive, Suite 6500, Midland, Texas                             79705
(Address of principal executive office)                          (Zip Code)

Registrant's telephone number, including area code  (432) 682-6324

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

                            Table of Contents

Item                                                                   Page

     Glossary of Oil and Gas Terms                                       3

                                  Part I

 1.  Business                                                            5

 2.  Properties                                                          8

 3.  Legal Proceedings                                                   9

 4.  Submission of Matters to a Vote of Security Holders                 9

                                 Part II

 5.  Market for Registrant's Common Equity, Related
     Stockholder Matters and Issuer Purchases of Equity Securities      10

 6.  Selected Financial Data                                            11

 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      12

7A.  Quantitative and Qualitative Disclosures About Market Risk         18

 8.  Financial Statements and Supplementary Data                        19

 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure                             34

9A.  Controls and Procedures                                            34

9B.  Other Information                                                  34

                                 Part III

10.  Directors and Executive Officers of the Registrant                 35

11.  Executive Compensation                                             35

12.  Security Ownership of Certain Beneficial Owners and Management     36

13.  Certain Relationships and Related Transactions                     36

14.  Principal Accounting Fees and Services                             36

                                 Part IV

15.  Exhibits and Financial Statement Schedules                         37

     Signatures                                                         38

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

     BOE.   Equivalent  barrels of oil, with natural gas converted  to  oil equivalents based on a ratio of six Mcf of natural gas to one Bbl of oil.

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

     Proved developed oil and gas reserves. Proved oil and gas reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.

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

     Proved undeveloped reserves. Proved oil and gas reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

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

                                  Part I

Item 1.   Business

General
Southwest Royalties Institutional Income Fund VII-B, L.P. (the "Partnership" or "Registrant") was organized as a Delaware limited partnership on January 28, 1987. The offering of limited partnership interests began March 23, 1987, reached minimum capital requirements May 20, 1987, and concluded December 1, 1987. The Partnership has no subsidiaries. The Managing General Partner of the Partnership is Southwest Royalties, Inc. (the "Managing General Partner"), a Delaware corporation.

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

During 2004, the Managing General Partner was acquired by Clayton Williams Energy, Inc. ("CWEI"), a Delaware corporation, and is now a wholly owned subsidiary of CWEI. CWEI is an oil and gas company based in Midland, Texas, and its common stock is traded on the Nasdaq Stock Market's National Market under the symbol "CWEI". All of the directors and executive officers of the Managing General Partner are employees of CWEI. CWEI maintains an internet website at www.claytonwilliams.com from which public information about CWEI may be obtained.

The principal executive offices of the Partnership are located at 6 Desta Drive, Suite 6500, Midland, Texas, 79705. The Managing General Partner and its staff, together with certain independent consultants used on an "as needed" basis, perform various services on behalf of the Partnership, including the selection of oil and gas properties and the marketing of production from such properties. The Partnership has no employees.

Operations

The business objective of the Partnership is to maximize the production and related net cash flow from the properties it currently owns without engaging in the drilling of any development or exploratory wells except through farm-out arrangements. If additional drilling is necessary to fully develop a Partnership property, the Partnership will enter into a farmout agreement with the Managing General Partner to assign a portion of the Partnership's interest in the property to the Managing General Partner in exchange for retaining an interest in the one or more new wells at no cost to the Partnership. The Managing General Partner obtains a fairness opinion from an unaffiliated petroleum engineer with respect to the terms of each farmout agreement with the Partnership.

During 2004, the Partnership entered into one farmout agreement with the Managing General Partner through which the Managing General Partner drilled the VT Amacker 62 #8H well and completed it as a producer. The Partnership retained 10% of its original interest in the well and paid none of the cost to drill and complete the well.

Principal Products and Markets
The Partnership has acquired and holds royalty, overriding royalty and net profit interests in oil and gas properties located in Texas, New Mexico, Oklahoma and Louisiana. All activities of the Partnership are confined to the continental United States. During 2004, 64% of the Partnership's revenues were derived from the sale of oil production and 36% were derived from gas production. All oil and gas produced from these properties is sold to unrelated third parties in the oil and gas business. The Partnership believes that the loss of any of its purchasers would not have a material adverse affect on its results of operations due to the availability of other purchasers.

The revenues generated from the Partnership's oil and gas activities are dependent upon the current market for oil and gas. The prices received by the Partnership for its oil and gas production depend upon numerous factors beyond the Partnership's control, including competition, economic, political and regulatory developments and competitive energy sources. The Partnership is unable to accurately predict future prices of oil and natural gas.

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

Regulation

The Partnership's oil and gas production and related operations are subject to extensive rules and regulations promulgated by federal, state and local agencies. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases the Partnership's cost of doing business and affects the
Partnership's profitability. Because such rules and regulations are frequently amended or reinterpreted, the Partnership is unable to predict the future cost or impact of complying with such laws.

All of the states in which the Partnership conducts business generally require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the spacing, plugging and abandonment of such wells. The statutes and regulations of certain states also limit the rate at which oil and gas can be produced from the Partnership's properties.

The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of gas produced by the Partnership, as well as the revenues the Partnership receives for sales of such production. Since the mid-1980s, the FERC has issued various orders that have significantly altered the marketing and transportation of gas. These orders resulted in a fundamental restructuring of interstate pipeline sales and transportation services, including the unbundling by interstate pipelines of the sales, transportation, storage and other components of the city-gate sales services such pipelines previously performed. These FERC actions were designed to increase competition within all phases of the gas industry. The interstate regulatory framework may enhance the Partnership's ability to market and transport its gas, although this framework may also subject the Partnership to competition and to the more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances.

The  Partnership's sales of oil production are not presently regulated  and are made at market prices. The price the Partnership receives from the sale of those products is affected by the cost of transporting the products to market. The FERC has implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. The Partnership is not able to predict with any certainty what effect, if any, these regulations will have on the Partnership, but, other factors being equal, the regulations may, over time, tend to increase transportation costs which may have the effect of reducing wellhead prices for oil and natural gas liquids.

Environmental Matters

The Partnership's operations pertaining to oil and gas production and related activities are subject to numerous and constantly changing federal, state and local laws governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of certain permits prior to or in connection with drilling activities, restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production, restrict or prohibit drilling activities that could impact wetlands, endangered or threatened species or other protected areas or natural resources, require some degree of remedial action to mitigate pollution from former operations, such as pit cleanups and plugging abandoned wells, and impose substantial liabilities for pollution resulting from the Partnership's operations. Such laws and regulations may substantially increase the cost of developing, producing or processing oil and gas and may prevent or delay the commencement or continuation of a given project and thus generally could have a material adverse effect upon the Partnership's cash flow and earnings. The Partnership believes that it is in substantial compliance with current applicable environmental laws and regulations, and the cost of compliance with such laws and regulations has not been material and is not expected to be material during 2005. Nevertheless, changes in existing environmental laws and regulations or in the interpretations thereof could have a significant impact on the Partnership's operations, as well as the oil and gas industry in general. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas production wastes as "hazardous wastes," which reclassification would make exploration and production wastes subject to much more stringent handling, disposal and clean-up requirements. State initiatives to further regulate the disposal of oil and gas wastes and naturally occurring radioactive materials, if adopted, could have a similar impact on the Partnership.

The United States Oil Pollution Act of 1990 ("OPA `90"), and similar legislation enacted in Texas, Louisiana and other coastal states, addresses oil spill prevention and control and significantly expands liability exposure across all segments of the oil and gas industry. OPA `90 and such similar legislation and related regulations impose on us a variety of obligations related to the prevention of oil spills and liability for damages resulting from such spills. OPA `90 imposes strict and, with limited exceptions, joint and several liabilities upon each responsible party for oil removal costs and a variety of public and private damages.

The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The failure of an operator of a property owned by the Partnership to comply with applicable environmental regulations may, in certain circumstances, be attributed to the Partnership. The Partnership does not believe that it will be required to incur any material expenditures to comply with existing environmental requirements.

The Resource Conservation and Recovery Act ("RCRA"), and analogous state laws govern the handling and disposal of hazardous and solid wastes. Wastes that are classified as hazardous under RCRA are subject to stringent handling, recordkeeping, disposal and reporting requirements. RCRA specifically excludes from the definition of hazardous waste "drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy." However, these wastes may be regulated by the EPA or state agencies as solid waste. Moreover, many ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils, are regulated as hazardous wastes. Although the costs of managing hazardous waste may be significant, the Partnership does not expect to experience more burdensome costs than similarly situated companies

State water discharge regulations and federal waste discharge permitting requirements adopted pursuant to the Federal Water Pollution Control Act prohibit or are expected in the future to prohibit the discharge of produced water and sand and some other substances related to the oil and gas industry, into coastal waters. Although the costs to comply with such mandates under state or federal law may be significant, the entire industry will experience similar costs, and the Partnership does not believe that these costs will have a material adverse impact on its financial condition and operations.

The Partnership maintains insurance against "sudden and accidental" occurrences, which may cover some, but not all, of the environmental risks described above. Most significantly, the insurance we maintain will not cover the risks described above which occur over a sustained period of time. Further, there can be no assurance that such insurance will continue to be available to cover all such costs or that such insurance will be available at premium levels that justify its purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations.

Limited partners should be aware that the assessment of liability associated with environmental liabilities is not always correlated to the value of a particular project. Accordingly, liability associated with the environment under local, state, or federal regulations, particularly clean ups under CERCLA, can exceed the value of the Partnership's investment in the associated site.

Partnership Employees
The Partnership has no employees; however the Managing General Partner and CWEI have a staff of geologists, engineers, accountants, landmen and clerical staff who engage in Partnership activities and operations and perform additional services for the Partnership as needed. In addition, the Partnership engages independent consultants such as petroleum engineers and geologists as needed.

Item 2.   Properties

As of December 31, 2004, the Partnership possessed an interest in oil and gas properties located in Cameron Parish of Louisiana; Eddy and Lea Counties of New Mexico; Caddo, Garvin, Leflore and McClain Counties of Oklahoma; Andrews, Dawson, Ector, Fisher, Gaines, Hale, Howard, Leon, Loving, Midland, Pecos, Rusk, Scurry, Stonewall, Terry, Upton, Ward and
Winkler Counties of Texas. These properties consist of various interests in approximately 2,233 wells and units.

Reserves

The following table sets forth certain information as of December 31, 2004 with respect to the Partnership's estimated proved oil and gas reserves pursuant to SEC guidelines, present value of proved reserves and standardized measure of discounted future net cash flows.

                       Proved Developed       Proved     Total
                     --------------------    --------   -------
                     --------------------    --------     ----
                           -------              --
                     Producing   Nonprod     Undevelo    Proved
                                  ucing        ped
                     ---------   -------     --------   -------
                     ---------   -------     --------     ----
                         -         ----         --
Oil (Bbls)           268,000      2,000       41,000      311,000
Gas (Mcf)            874,000      53,000      467,000     1,394,00
                                                        0
Total (BOE)          414,000      11,000      119,000     544,000
Present  value   of  $5,438,0     $116,00     $           $7,668,
proved reserves      00          0           2,114,00    000
                                            0
Standardized
measure          of
discounted
  future  net  cash                                       $7,628,
flows                                                   000

The following table sets forth certain information as of December 31, 2004 regarding the Partnership's proved oil and gas reserves for certain significant properties.

                 Proved Reserves                            Percen
                                                              t
             -----------------------             Present      of
             -----------------------                        Presen
                   ----------                                 t
                              Total     Percen    Value     Value
                               Oil       t of      of         of
              Oil     Gas     Equiva    Total    Proved     Proved
                               lent      Oil
             (Bbls   (Mcf)    (BOE)     Equiva   Reserve    Reserv
               )                         lent       s         es
             -----   -----    ------    ------ -----------  ------
             -----   -----    ------    ------ -----------  ------
              ---      -       ---       ---                 ---

      Mobil  49,00   1,196    248,00    45.6%    3,649,0    47.6%
Acquisition  0       ,000     0                  00
       BHP-  95,00   24,00    99,000    18.2%    1,116,0    14.6%
Hendricks    0       0                           00
   El   Mar  49,00   -        49,000    9.0%     1,070,0    14.0%
Delaware     0                                   00
 Other       118,0   174,0    148,00    27.2%    1,833,0    23.8%
             00      00       0                  00
             -----   -----    ------    ------   -------    ------
             -----   -----    ------    ------   -------    ------
             --      --                 --                  ---
 Total       311,0   1,394    544,00    100.0%   $7,668,    100.0%
             00      ,000     0                  000
             =====   =====    ======    ======   =======    ======
             ==      ==       =         ==       =          ===

The estimates of proved reserves at December 31, 2004 and the present value of proved reserves were derived from a report prepared by Ryder Scott Company, L.P., petroleum consultants. These calculations were prepared using standard geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC financial accounting and reporting standards. The estimated present value of proved reserves does not give effect to indirect expenses such as general and administrative expenses, debt service (if any) and depletion, depreciation and amortization.

In accordance with applicable financial accounting and reporting standards of the SEC, the estimates of the Partnership's proved reserves and the present value of proved reserves set forth herein are made using oil and gas sales prices estimated to be in effect as of the date of such reserve estimates and are held constant throughout the life of the properties. Estimated quantities of proved reserves and their present value are affected by changes in oil and gas prices. The average prices utilized for the purposes of estimating the Partnership's proved reserves and the present value of proved reserves as of December 31, 2004 were $40.93 per Bbl of oil and natural gas liquids and $5.25 per Mcf of gas, as compared to $30.24 per Bbl of oil and $5.58 per Mcf of gas as of December 31, 2003.

The reserve information shown is estimated. The accuracy of any reserve estimate is a function of the quality of available geological, geophysical, engineering and economic data, the precision of the engineering and geological interpretation and judgment. The estimates of reserves, future cash flows and present value are based on various assumptions, including those prescribed by the SEC, and are inherently imprecise. Although the Partnership believes these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates. Also, the use of a 10% discount factor for reporting purposes may not necessarily represent the most appropriate discount factor, given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 2004 through the solicitation of proxies or otherwise.

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

Number of Limited Partner Interest Holders
As of December 31, 2004, there were 673 holders of limited partner units in the Partnership.

Distributions
Pursuant to Article IV, Section 4.01 of the Partnership's Certificate and Agreement of Limited Partnership "Net Cash Flow" is distributed to the partners on a quarterly basis. "Net Cash Flow" is defined as "the cash generated by the Partnership's investments in producing oil and gas properties, less (i) General and Administrative Costs, (ii) Operating Costs, and (iii) any reserves necessary to meet current and anticipated needs of the Partnership, as determined in the sole discretion of the Managing General Partner." During 2004, distributions were made totaling $892,945, with $803,381 ($53.56 per unit) distributed to the limited partners and $89,564 to the general partners.

Issuer Purchases of Equity Securities
After completion of the Partnership's first full fiscal year of operations and each year thereafter, the Managing General Partner has offered and will continue to offer to purchase each limited partner's interest in the Partnership in accordance with the obligations set forth in the partnership agreement. The pricing mechanism used to calculate the repurchase is based on tangible assets of the Partnership, plus the present value of the future net revenues of proved oil and gas properties, minus liabilities with a risk factor discount of up to one-third which may be implemented in the sole discretion of the Managing General Partner. However, the Managing General Partner's obligation to purchase limited partner units under the partnership agreement is limited to an annual expenditure of an amount not in excess of 10% of the total limited partner units initially subscribed for by limited partners. The following table sets forth certain information regarding purchases of limited partnership units by the Managing General Partner during the year of 2004.

                                                      Maximum
                                          Total     Number (or
                                          Number
                                         of Units   Approximat
                                                         e
                                        Purchased    Value) of
                                            as         Units
                                         Part of     that May
                                         Publicly     Yet Be
                Total                   Announced    Purchased
               Number
              of Units       Average     Plans or    Under the
                              Price                    Plans
   Period     Purchase      Paid Per     Programs       or
                  d           Unit                   Programs
------------- --------      --------    ----------  ----------
------------- --------      --------    ----------  ----------
     --           -            --          ---          ---
January 2004       8         $128.80        -           (1)
February 2004      -              -         -           (1)
 March 2004        -              -         -           (1)
 April 2004        -              -         -           (1)
  May 2004         -              -         -           (1)
  June 2004        -              -         -           (1)
  July 2004        -              -         -           (1)
 August 2004       -              -         -           (1)
  September        -              -         -           (1)
    2004
October 2004     369          250.59        -           (1)
November 2004      -              -         -           (1)
December 2004      -              -         -           (1)
              -------         -------    -------
                            --
   TOTALS        377         $248.01        -
                ====          =====        ====

(1) Not determinable.

Item 6.   Selected Financial Data

The following selected financial data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 should be read in conjunction with the financial statements included in Item 8:

                                      Years ended December 31,
                          ------------------------------------------------
                                              ---------
                            2004      2003      2002      2001      2000
                           ------    ------    ------    ------    ------
Revenues               $  979,022   833,432   704,509   685,404   875,751

Net    income   before
cumulative
 effects of accounting    809,295   641,878   527,014   473,239   696,586
changes

Net income                809,295   614,383   543,014   473,239   696,586

Partners' share
 of net income:

General partners          80,930    61,438    54,301    47,324    69,659

Limited partners          728,366   552,945   488,713   425,915   626,927

Limited partners'
 net income per unit
   before   cumulative
effects
 of accounting changes      48.56
                                    38.51     31.62     28.39     41.80

Limited partners'
 net income per unit        48.56              32.58
                                    36.86               28.39     41.80

Limited partners'
   cash  distributions      53.56
per unit                            37.47     34.31     43.60     35.23

Total assets           $  855,110   931,788   868,602   897,412   1,151,06
                                                                  9

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

The passage of time provides more qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. However, there can be no assurance that more
significant  revisions  will not be necessary in  the  future.   If  future
significant revisions are necessary that reduce previously estimated reserve quantities, it could result in a full cost property writedown. In addition to the impact of these estimates of proved reserves on calculation of the ceiling, estimates of proved reserves are also a significant component of the calculation of depletion, depreciation, and amortization ("DD&A").

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

Results of Operations

General Comparison of the Years Ended December 31, 2004 and 2003

The following table provides certain information regarding performance factors for the years ended December 31, 2004 and 2003:

                                Year Ended      Percenta
                                                   ge
                               December 31,     Increase
                              2004      2003    (Decreas
                                                   e)
                             ------    ------   --------
                                                   -
Oil production in           20,870    22,500      (7%)
barrels
Gas production in mcf       73,692    82,200     (10%)
Total (BOE)                 33,152    36,200      (8%)
Average price per        $    38.76               31%
barrel of oil                         29.57
Average price per mcf    $     6.11               25%
of gas                                4.88
Income from net profits  $  976,629   823,178     19%
interests
Partnership              $  892,945   623,290     43%
distributions
Limited partner          $  803,381   562,055     43%
distributions
Per unit distribution    $    53.56               43%
to limited partners                   37.47

Number of limited           15,000    15,000
partner units

Income from net profits

The Partnership's income from net profits interests increased to $976,629 from $823,178 for the years ended December 31, 2004 and 2003, respectively, an increase of 19%. The principal factors affecting the comparison of the years ended December 31, 2004 and 2003 are as follows:

The average price for a barrel of oil received by the Partnership increased during the year ended December 31, 2004 as compared to the year ended December 31, 2003 by 31%, or $9.19 per barrel, resulting in an increase of approximately $191,800 in income from net profits interests. Oil sales represented 64% of total oil and gas sales during the year ended December 31, 2004 as compared to 62% during the year ended December 31, 2003.

The average price for an mcf of gas received by the Partnership increased during the same period by 25%, or $1.23 per mcf, resulting in an increase of approximately $90,600 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $282,400. The market price for oil and gas has been extremely volatile over the past decade and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 1,630 barrels or 7% during the year ended December 31, 2004 as compared to the year ended December 31, 2003, resulting in a decrease of approximately $48,200 in income from net profits interests.

Gas production decreased approximately 8,508 mcf or 10% during the same period, resulting in a decrease of approximately $41,500 in income from net profits interests.

The total decrease in income from net profits interests due to the change in production is approximately $89,700. The decrease in gas volumes is from production declines on one producing property where the decline on existing wells exceeds the production from new wells drilled on the property in early 2003 and late 2004.

Lease operating costs and production taxes were 16% higher, or approximately $39,900 more during the year ended December 31, 2004 as compared to the year ended December 31, 2003. The increase in lease operating costs and production taxes was due primarily to the effects higher oil and gas prices had on production taxes.

Costs and Expenses

Total  costs and expenses decreased to $169,836 from $191,554 for the years
ended  December 31, 2004 and 2003, respectively, a decrease  of  11%.   The
decrease is the result of lower accretion expense and depletion expense.

Depletion expense decreased to $39,712 for the year ended December 31, 2004 from $61,000 for the same period in 2003. This represents a decrease of 35%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the year ended December 30, 2004, which was $1.19 applied to 33,152 BOE as compared to $1.69 applied to 36,200 BOE for the same period. Oil and gas reserves increases from extensions and discoveries and higher prices resulted in lower depletion rates per BOE.

Accretion expense decreased to $4,011 for the year ended December 31, 2004 from $5,342 for the same period in 2003. This represents a decrease of 25%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Results of Operations

General Comparison of the Years Ended December 31, 2003 and 2002

The following table provides certain information regarding performance factors for the years ended December 31, 2003 and 2002:

                                Year Ended      Percenta
                                                   ge
                               December 31,     Increase
                              2003      2002    (Decreas
                                                   e)
                             ------    ------   --------
                                                   -
Oil production in           22,500    27,100     (17%)
barrels
Gas production in mcf       82,200    96,700     (15%)
Total (BOE)                 36,200    43,217     (16%)
Average price per        $    29.57               21%
barrel of oil                         24.51
Average price per mcf    $     4.88               65%
of gas                                2.95
Income from net profits  $  823,178   696,936     18%
interests
Partnership              $  623,290   571,758      9%
distributions
Limited partner          $  562,055   514,582      9%
distributions
Per unit distribution    $    37.47                9%
to limited partners                   34.31

Number of limited           15,000    15,000
partner units

Income from net profits

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

Cumulative effect of change in accounting principle - SFAS No. 143
On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $38,901, a long term liability of approximately $66,396 and a loss of approximately $27,495 for the cumulative effect on depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At December 31, 2003, the asset retirement obligation was $72,503. The increase in the asset retirement obligation from January 1, 2003 is due to accretion expense of $5,342 and addition of a well due to a farm-out arrangement of $765. The pro forma amount of the asset retirement obligation as of December 31, 2002, was approximately $66,396. The pro forma amounts of the asset retirement obligation were measured using information, assumptions and interest rates as of the adoption date of January 1, 2003.

Revenue and Distribution Comparison
Partnership net income for the years ended December 31, 2004, 2003 and 2002 was $809,295, $614,383 and $543,014, respectively. Partnership distributions for the years ended December 31, 2004, 2003 and 2002 were $892,945, $623,290 and $571,758, respectively. These differences are indicative of the changes in oil and gas prices, production and properties during 2004, 2003 and 2002.

The sources for the 2004 distributions of $892,945 were oil and gas operations of approximately $813,300, with the balance from available cash on hand at the beginning of the period. The sources for the 2003 distributions of $623,290 were oil and gas operations of approximately
$722,200 and change in oil and gas properties for $16,200, resulting in excess cash for contingencies or subsequent distributions. The sources for the 2002 distributions of $571,758 was oil and gas operations of approximately $526,400, with the balance from available cash on hand at the beginning of the period.

Total distributions during the year ended December 31, 2004 were $892,945 of which $803,381 ($53.56 per unit) was distributed to the limited partners and $89,564 to the general partner. Total distributions during the year ended December 31, 2003 were $623,290 of which $562,055 ($37.47 per unit) was distributed to the limited partners and $61,235 to the general partner. Total distributions during the year ended December 31, 2002 were $571,758, of which $514,582 ($34.31 per unit) was distributed to the limited partners and $57,176 to the general partners.

Cumulative cash distributions of $12,882,288 have been made to the general and limited partners as of December 31, 2004. As of December 31, 2004, $11,609,794 or $773.99 per limited partner unit has been distributed to the limited partners, representing 155% of contributed capital.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from net profits interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $813,300 in 2004 compared to $722,200 in 2003 and approximately $526,400 in 2002.

There  were  no cash flows provided by investing activities in 2004.   Cash
flows provided by investing activities were approximately $16,200 in 2003. There were no cash flows provided by investing activities in 2002.

Cash flows used in financing activities were approximately $889,700 in 2004 compared to $623,800 in 2003 and approximately $571,800 in 2002. The only use in financing activities was the distributions to partners.

As of December 31, 2004, the Partnership had approximately $268,200 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the Partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non-producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the Partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 specifies the criteria required to record a nonmonetary asset exchange using carryover basis. SFAS 153 is effective for nonmonetary asset exchanges occurring after July 1, 2005. The Partnership will adopt this statement in the third quarter of 2005, and it is not expected to have a material effect on the financial statements when adopted.

In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 ("SAB 106"). SAB 106 expresses the SEC staff's views regarding SFAS No. 143 and its impact on both the full-cost ceiling test and the calculation of depletion expense. In accordance with SAB 106, beginning in the first quarter of 2005, undiscounted abandonment cost for future wells, not recorded at the present time but needed to develop the proved reserves in existence at the present time, should be included in the unamortized cost of oil and gas properties, net of related salvage value, for purposes of computing DD&A. The effect of including undiscounted abandonment costs of future wells to the undiscounted cost of oil and gas properties may increase depletion expense in future periods, however, the Partnership currently does not believe SAB 106 will have a material impact on our financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Partnership is not a party to any derivative or embedded derivative instruments.

Item 8.   Financial Statements and Supplementary Data

                      Index to Financial Statements

                                                                       Page

Report of Independent Registered Public Accounting Firm                 20

Balance Sheets                                                          21

Statements of Operations                                                22

Statement of Changes in Partners' Equity                                23

Statements of Cash Flows                                                24

Notes to Financial Statements                                           25

                     REPORT OF INDEPENDENT REGISTERED
                          PUBLIC ACCOUNTING FIRM

The Partners
Southwest Royalties Institutional Income Fund VII-B, L.P.
(A Delaware Limited Partnership)


We have audited the accompanying balance sheets of Southwest Royalties Institutional Income Fund VII-B, L.P. (the "Partnership") as of December 31, 2004 and 2003, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Royalties Institutional Income Fund VII-B, L.P. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the financial statements, the Partnership changed its method of computing depletion in 2002. Also, as discussed in Note 3 to the financial statements, the Partnership changed its method of accounting for asset retirement obligations as of January 1, 2003.






KPMG LLP
Dallas, Texas
March 26, 2005

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)
                              Balance Sheets
                        December 31, 2004 and 2003


                                   2004      2003
                                  -----     -----
Assets
---------
Current assets:
 Cash and cash equivalents    $  110,804   187,199
  Receivable  from  Managing     160,673   121,042
General Partner
     Oklahoma    withholding     112       94
prepayment
                                 --------  --------
                                 ----      ----
   Total current assets          271,589   308,335
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,242,03  4,242,36
                                 8         7
       Less      accumulated
depreciation,
         depletion       and     3,658,51  3,618,91
amortization                     7         4
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     583,521   623,453
properties
                                 --------  --------
                                 ----      ----
                              $  855,110   931,788
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  3,348     58
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      76,185    72,503
                                 --------  --------
                                 ----      ----
Partners' equity:
 General partner                 (559,514  (550,879
                                 )         )
 Limited partners                1,335,09  1,410,10
                                 1         6
                                 --------  --------
                                 ----      ----
   Total partners' equity        775,577   859,227
                                 --------  --------
                                 ----      ----
                              $  855,110   931,788
                                 =======   =======













                  The accompanying notes are an integral
                   part of these financial statements.

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Operations
               Years ended December 31, 2004, 2003 and 2002

                                     2004      2003      2002
                                    ------    ------    ------
Revenues
-------------
Income    from   net   profits  $  976,629   823,178   696,936
interests
Interest from operations           1,566     1,380     1,701
Other                              827       8,874     5,872
                                   --------  --------  --------
                                   --        ---       --
                                   979,022   833,432   704,509
                                   --------  --------  --------
                                   --        ---       --
Expenses
------------
Depreciation,  depletion   and     39,603    61,000    63,000
amortization
Accretion expense                  4,011     5,342     -
General and administrative         126,113   125,212   114,495
                                   --------  --------  --------
                                   --        ---       --
                                   169,727   191,554   177,495
                                   --------  --------  --------
                                   --        ---       --
Net  income  before cumulative
effects
 of accounting changes             809,295   641,878   527,014

Cumulative effect of change in
accounting
  principle - SFAS No.  143  -     -         (27,495)  -
See Note 3
Cumulative effect of change in
accounting principle
  - change in depletion method     -         -         16,000
- See Note 4
                                   --------  --------  --------
                                   --        ---       --
Net income                      $  809,295   614,383   543,014
                                   ======    ======    ======
Net income allocated to:

 Managing General Partner       $  80,929    61,438    54,301
                                   ======    ======    ======
 Limited partners               $  728,366   552,945   488,713
                                   ======    ======    ======
   Per  limited  partner  unit  $    48.56
before cumulative effects                    38.51     31.62
    Cumulative   effects   per     -          (1.65)       .96
limited partner unit
                                   --------  --------  --------
                                   --        ---       --
  Per limited partner unit      $    48.56
                                             36.86     32.58
                                   ======    ======    ======












                  The accompanying notes are an integral
                   part of these financial statements.

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)
                 Statement of Changes in Partners' Equity
               Years ended December 31, 2004, 2003 and 2002

                            General   Limited
                            Partner   Partners   Total
                            --------  --------  -------
                              ---       ----
Balance at December 31,  $  (548,207  1,445,08  896,878
2001                        )         5

Net income                  54,301    488,713   543,014

Distributions               (57,176)  (514,582  (571,758
                                      )         )
                            --------  --------  --------
                            ----      -----     ----
Balance at December 31,     (551,082  1,419,21  868,134
2002                        )         6

Net income                  61,438    552,945   614,383

Distributions               (61,235)  (562,055  (623,290
                                      )         )
                            --------  --------  --------
                            ----      -----     ----
Balance at December 31,     (550,879  1,410,10  859,227
2003                        )         6

Net income                  80,929    728,366   809,295

Distributions               (89,564)  (803,381  (892,945
                                      )         )
                            --------  --------  --------
                            ----      -----     ----
Balance at December 31,  $  (559,514  1,335,09  775,577
2004                        )         1
                            =======   =======   =======




























                  The accompanying notes are an integral
                   part of these financial statements.

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)
                         Statements of Cash Flows
               Years ended December 31, 2004, 2003 and 2002

                                     2004      2003      2002
                                    ------    ------    ------
Cash   flows  from   operating
activities:
   Cash   received  from   net  $  923,031   835,129   642,876
profits interest
  Cash paid for administrative
fees and general
  and administrative overhead      (112,164  (123,146  (124,054
                                   )         )         )
 Interest received                 1,566     1,380     1,701
 Miscellaneous                     827       8,874     5,872
                                   --------  --------  --------
                                   ----      ----      --
    Net   cash   provided   by     813,260   722,237   526,395
operating activities
                                   --------  --------  --------
                                   ----      ----      --
Cash   flows  from   investing
activities:
   Sale   of   oil   and   gas     -         16,178    -
properties
                                   --------  --------  --------
                                   ----      ----      --
Cash  flows used in  financing
activities:
 Distributions to partners         (889,655  (623,794  (571,824
                                   )         )         )
                                   --------  --------  --------
                                   ----      ----      --
Net  (decrease)  increase   in     (76,395)  114,621   (45,429)
cash and cash equivalents

 Beginning of year                 187,199   72,578    118,007
                                   --------  --------  --------
                                   ----      ----      --
 End of year                    $  110,804   187,199   72,578
                                   =======   =======   ======
Reconciliation of  net  income
to net
  cash  provided by  operating
activities

Net income                      $  809,295   614,383   543,014
Adjustments  to reconcile  net
income to
    net   cash   provided   by
operating activities:
  Depreciation, depletion  and     39,603    61,000    63,000
amortization
 Accretion expense                 4,011     5,342     -
  Cumulative effect of  change     -         27,495    (16,000)
in accounting principle
    (Increase)   decrease   in     (53,598)  11,951    (54,060)
receivables
    Increase   (decrease)   in     13,949    2,066     (9,559)
payables
                                   --------  --------  --------
                                   ----      ----      --
Net cash provided by operating  $  813,260   722,237   526,395
activities
                                   =======   =======   ======
Noncash     investing      and
financing activities:
   Increase  in  oil  and  gas
properties - Adoption
  of SFAS No. 143               $  -         38,901    -
                                   =======   =======   ======
   Increase  in  oil  and  gas
properties - SFAS No. 143
  add new well                  $  14        -         -
                                   =======   =======   ======
   Decrease  in  oil  and  gas
properties - SFAS No. 143
  plug and abandon wells        $  343       -         -
                                   =======   =======   ======
   Decrease  in  oil  and  gas
properties - SFAS No. 143
  sale of properties            $  -         765       -
                                   =======   =======   ======
                  The accompanying notes are an integral
                   part of these financial statements.

         Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

1.   Organization
     Southwest Royalties Institutional Income Fund VII-B, L.P. was organized under the laws of the state of Delaware on January 28, 1987, for the purpose of acquiring producing oil and gas properties and to produce and market crude oil and natural gas produced from such properties for a term of 50 years, unless terminated at an earlier date as provided for in the Partnership Agreement. The Partnership sells its oil and gas production to a variety of purchasers with the prices it receives being dependent upon the oil and gas economy. Southwest Royalties, Inc., a wholly owned subsidiary of Clayton Williams Energy, Inc., serves as the Managing General Partner. Revenues, costs and expenses are allocated as follows:

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

     Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of December 31, 2004, 2003 and 2002, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

2.   Summary of Significant Accounting Policies - continued

     Oil and Gas Properties - continued
     The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of December 31, 2004, there were no timing differences, which resulted in a deficit net profit interest.

     Estimates and Uncertainties
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Partnership's depletion calculation and full-cost ceiling test for oil and gas properties uses oil and gas reserves estimates, which are inherently imprecise. Actual results could differ from those estimates.

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

     Gas Balancing
     The Partnership utilizes the sales method of accounting for gas-balancing arrangements. Under this method the Partnership recognizes sales revenue on all gas sold. As of December 31 2004 and 2003, the Partnership was under produced by 2,368 and 2,101 mcf of gas.

     Income Taxes
     No provision for income taxes is reflected in these financial statements, since the tax effects of the Partnership's income or loss are passed through to the individual partners.

     In   accordance  with  the  requirements  of  Statement  of  Financial
     Accounting Standards No. 109, "Accounting for Income Taxes" the Partnership's tax basis in its net oil and gas properties at December 31, 2004 and 2003 is $299,993 and $175,584 less than that shown on the accompanying Balance Sheets in accordance with generally accepted accounting principles.

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

     Number of Limited Partner Units
     As  of  December  31, 2004, 2003 and 2002, there were  15,000  limited
     partner   units  outstanding  held  by  673,  710  and  718  partners, respectively.

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

     Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 153 "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"). SFAS 153 specifies the criteria required to record a nonmonetary asset exchange using carryover basis. SFAS 153 is effective for nonmonetary asset exchanges occurring after July 1, 2005. The Partnership will adopt this statement in the third quarter of 2005, and it is not expected to have a material effect on the financial statements when adopted.

     In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 ("SAB 106"). SAB 106 expresses the SEC staff's views regarding SFAS No. 143 and its impact on both the full-cost ceiling test and the calculation of depletion expense. In accordance with SAB 106, beginning in the first quarter of 2005, undiscounted abandonment costs for wells to be drilled in the future to develop proved reserves should be included in the unamortized cost of oil and gas properties, net of related salvage value, for purposes of computing depreciation, depletion and amortization ("DD&A"). The effect of including undiscounted abandonment costs of future wells to the undiscounted cost of oil and gas properties may increase DD&A expense in future periods, however, the Partnership currently does not believe SAB 106 will have a material impact on our financial statements.

     Depletion Policy
     In 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. (See Note 4)

         Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

3.   Cumulative effect of change in accounting principle - SFAS No. 143
     On January 1, 2003, the Partnership adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS No. 143"). Adoption of SFAS No. 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset and depreciate the additional cost over the estimated useful life of the asset. On January 1, 2003, the Partnership recorded additional costs, net of accumulated depreciation, of approximately $38,901, a long term liability of approximately $66,396 and a loss of approximately $27,495 for the
     cumulative  effect  on  depreciation  of  the  additional  costs   and
     accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties. At December 31, 2004, the asset retirement obligation was $76,185. The increase in the asset retirement obligation from January 1, 2004 is due to accretion expense of $4,011 and addition of a well due to a farm-out arrangement of $14 less $343 for wells plugged and abandoned. The pro forma amounts of the asset retirement obligation as of December 31, 2002 was approximately $66,396, respectively. The pro forma amounts of the asset retirement obligation were measured using information, assumptions and interest rates as of the adoption date of January 1, 2003. The pro forma amounts for the year ended December 31, 2002, which is presented below, reflect the effect of retroactive application of SFAS No. 143.

                                     2002
                                    ------
Pro   forma  amounts  assuming
change is applied
 retroactively:
  Net income before cumulative
effect
    for  change  in  depletion  $  522,127
method
                                   ======
   Per  limited  partner  unit  $    31.33
(15,000.0 units)
                                   ======
 Net income                     $  538,127
                                   ======
   Per  limited  partner  unit  $    32.29
(15,000.0 units)
                                   ======

4. Cumulative effect of a change in accounting principle - change in depletion method
     In 2002, the Partnership changed methods of accounting for depletion of capitalized costs from the units-of-revenue method to the units-of-production method. The newly adopted accounting principle is preferable in the circumstances because the units-of-production method results in a better matching of the costs of oil and gas production against the related revenue received in periods of volatile prices for production as have been experienced in recent periods. Additionally, the units-of-production method is the predominant method used by full cost companies in the oil and gas industry, accordingly, the change improves the comparability of the Partnership's financial statements with its peer group. The Partnership adopted the units-of-production method through the recording of a cumulative effect of a change in accounting principle in the amount of $16,000 effective as of January 1, 2002. The Partnership's depletion for years subsequent to 2001 has been calculated using the units-of-production.

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

     As of December 31, 2004, the Partnership has not been fined, cited or notified of any environmental violations and management is not aware of any unasserted violations, which would have a material adverse effect upon capital expenditures, earnings or the competitive position in the oil and gas industry. However, the Managing General Partner does recognize by the very nature of its business, material costs could be incurred in the near term to bring the Partnership into total compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible contaminations, the unknown timing and extent of the corrective actions which may be required, the determination of the Partnership's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnifications from prior owners of Partnership's properties.

6.   Related Party Transactions
     A significant portion of the oil and gas properties in which the Partnership has an interest are operated by and purchased from the Managing General Partner. As provided for in the operating agreement for each respective oil and gas property in which the Partnership has an interest, the operator is paid an amount for administrative overhead attributable to operating such properties, with such amounts to Southwest Royalties, Inc. as operator approximating $18,700, $19,000 and $19,900 for the years ended December 31, 2004, 2003 and 2002, respectively. The amounts for administrative overhead attributable to operating the partnership properties has been deducted from gross oil and gas revenues in the determination of net profit interest. In addition, the Managing General Partner and certain officers and employees may have an interest in some of the properties that the Partnership also participates.

     Southwest Royalties, Inc., the Managing General Partner, was paid $108,000 during 2004, 2003 and 2002 as an administrative fee for indirect general and administrative overhead expenses. The administrative fees are included in general and administrative expense on the statement of operations.

     Receivables from Southwest Royalties, Inc., the Managing General Partner, of approximately $160,700 and $121,000 are from oil and gas production, net of lease operating costs and production taxes, as of December 31, 2004 and 2003, respectively.

         Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

7.   Oil and Gas Reserves Information (unaudited)

     The estimates of proved oil and gas reserves utilized in the preparation of the financial statements were prepared by independent petroleum engineers. Such estimates are in accordance with guidelines established by the Securities and Exchange Commission and the Financial Accounting Standards Board, which require that reserve reports be prepared under economic and operating conditions existing at the registrant's year end with no provision for price and cost escalations except by contractual arrangements. Future cash inflows were computed by applying year-end prices to the year-end quantities of proved reserves. Future development, abandonment and production costs were computed by estimating the expenditures to be incurred in developing, producing, and abandoning proved oil and gas reserves at the end of the year, based on year-end costs. All of the
     Partnership's reserves are located in the United States. For information about the Partnership's results of operations from oil and gas producing activities, see the accompanying statements of operations.

     The Partnership's interest in proved oil and gas reserves is as follows:

                                   Oil       Gas
                                  (bbls)    (mcf)
                                 --------  --------
                                  -----     -----
Total Proved -

January 1, 2002                  313,000   712,000

   Revisions   of   previous     (63,000)  291,000
estimates
 Production                      (27,000)  (97,000)
                                 --------  --------
                                 ---       ----
December 31, 2002                223,000   906,000

 Sales of reserves in place      (9,000)   -
   Revisions   of   previous     89,000    92,000
estimates
 Production                      (23,000)  (82,000)
                                 --------  --------
                                 ---       ----
December 31, 2003                280,000   916,000

    New   discoveries    and     8,000     312,000
extensions
   Revisions   of   previous     44,000    240,000
estimates
 Production                      (21,000)  (74,000)
                                 --------  --------
                                 ---       ----
December 31, 2004                311,000   1,394,00
                                           0
                                 ======    =======
Proved developed reserves -
December 31, 2002                215,000   788,000
                                 ======    =======
December 31, 2003                244,000   681,000
                                 ======    =======
December 31, 2004                270,000   927,000
                                 ======    =======

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

7.   Oil and Gas Reserves Information (unaudited) - continued
     Oil price adjustments were made in the individual evaluations to reflect oil quality, gathering and transportation costs. The results of the reserve report as of December 31, 2004, 2003 and 2002 are an average price of $40.93, $30.24 and $28.88 per barrel.

     Gas price adjustments were made in the individual evaluations to reflect BTU content, gathering and transportation costs and gas processing and shrinkage. The results of the reserve report as of December 31, 2004, 2003 and 2002 are an average price of $5.25, $5.58 and $4.40 per Mcf.

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

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

7.   Oil and Gas Reserves Information (unaudited) - continued
     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 2004, 2003 and 2002 is presented below:

                              2004      2003      2002
                              ----      ----      ----
Future cash inflows      $  20,054,0  13,575,0  10,433,0
                            00        00        00
Production, development
and
 abandonment costs          5,086,00  4,184,00  3,379,00
                            0         0         0
                            --------  --------  --------
                            ------    ------    -----
Future net cash flows       14,968,0  9,391,00  7,054,00
                            00        0         0
10% annual discount for
  estimated  timing  of     7,340,00  4,612,00  3,098,00
cash flows                  0         0         0
                            --------  --------  --------
                            ------    ------    -----
Standardized measure of
  discounted future net  $  7,628,00  4,779,00  3,956,00
cash flows                  0         0         0
                            ========  ========  =======


     Changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2004, 2003 and 2002 are as follows:

                              2004      2003      2002
                              ----      ----      ----
Sales  of oil  and  gas
produced,
   net   of  production  $  (977,000  (823,000  (697,000
costs                       )         )         )
Extensions          and     991,000   -         -
discoveries
Changes  in prices  and     1,364,00  524,000   1,661,00
production costs            0                   0
Changes  of  production
rates
 (timing) and others        (197,000  (348,000  153,000
                            )         )
Sales  of  minerals  in     -         (69,000)  -
place
Revisions of previous
 quantities estimates       1,190,00  1,144,00  (153,000
                            0         0         )
Accretion of discount       478,000   395,000   272,000
Discounted future net
 cash flows -
Beginning of year           4,779,00  3,956,00  2,720,00
                            0         0         0
                            --------  --------  --------
                            ----      ----      ----
End of year              $  7,628,00  4,779,00  3,956,00
                            0         0         0
                            =======   =======   =======

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)

                      Notes to Financial Statements

8.   Selected Quarterly Financial Results - (unaudited)

                                             Quarter
                              --------------------------------------
                              --------------------------------------
                                                -
                               First     Second    Third     Fourth
                               ------   --------  -------   --------
                                          ---                  -
2004:
 Total revenues             $ 218,750   231,055   233,834   295,383
 Total expenses               44,575    45,975    40,906    38,271
                              --------  --------  --------  --------
                              ----      ----      ----      ----
 Net income                 $ 174,175   185,080   192,928   257,112
                              =======   =======   =======   =======

  Net  income per  limited  $  10.45
partners unit                           11.10     11.58     15.43
                              =======   =======   =======   =======


                                             Quarter
                              --------------------------------------
                              --------------------------------------
                                                -
                               First     Second    Third     Fourth
                               ------   --------  -------   --------
                                          ---                  -
2003:
 Total revenues             $ 263,166   190,864   195,776   183,626
 Total expenses               47,998    56,177    48,889    38,490
  Income before cumulative
effect of
   a  change in accounting    215,168   134,687   146,887   145,136
principle
 Cumulative effect of SFAS    (27,495)  -         -         -
No. 143
                              --------  --------  --------  --------
                              ----      ----      ----      ----
 Net income                 $ 187,673   134,687   146,887   145,136
                              =======   =======   =======   =======
  Per limited partner unit
amounts:
  Income before cumulative
effect of a
    change  in  accounting  $  12.90
principle                               8.08      8.81      8.72
 Cumulative effect of SFAS    (1.65)         -         -         -
No. 143
                              --------  --------  --------  --------
                              ----      ----      ----      ----
  Net  income per  limited  $  11.25
partners unit                           8.08      8.81      8.72
                              =======   =======   =======   =======

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

The Managing General Partner has established disclosure controls and procedures that are adequate to provide reasonable assurance that management will be able to collect, process and disclose both financial and non-financial information, on a timely basis, in the Partnership's reports to the SEC. Disclosure controls and procedures include all processes necessary to ensure that material information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to management, including our chief executive and chief financial officers, to allow timely decisions regarding required disclosures.

     With respect to these disclosure controls and procedures:

          management has evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report;

          this evaluation was conducted under the supervision and with the participation of management, including the chief executive and chief financial officers of the Managing General Partner; and

          it is the conclusion of chief executive and chief financial officers of the Managing General Partner that these disclosure controls and procedures are effective in ensuring that information that is required to be disclosed by the Partnership in reports filed or submitted with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms established by the SEC.

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information

None.

                                 Part III

Item 10.  Directors and Executive Officers of the Registrant

Management of the Partnership is provided by Southwest Royalties, Inc., as Managing General Partner. Since the Managing General Partner is a wholly owned subsidiary of CWEI, the directors of the Managing General Partner are elected by management of CWEI. Each director the Managing General Partner serves for a term of one year. Following is certain information concerning each of the directors and executive officers of the Managing General Partner.

CLAYTON W. WILLIAMS, age 73, is Chairman of the Board and a director of the Managing General Partner, having served in this capacity since May 2004. Mr. Williams also serves as Chairman of the Board, President, Chief Executive Officer and a director of CWEI.

L. PAUL LATHAM, age 53, is President, Chief Executive Officer and a director of the Managing General Partner, having served in this capacity since May 2004. Mr. Latham also serves as Executive Vice President, Chief Operating Officer and a director of CWEI.

MEL G. RIGGS, age 50, is Vice President, Chief Financial Officer, Treasurer and a director of the Managing General Partner, having served in this capacity since May 2004. Mr. Riggs also serves as Senior Vice President and Chief Financial Officer of CWEI.

JERRY F. GRONER, age 42, is Vice President - Land and Lease Administration of the Managing General Partner, having served in this capacity since May 2004. Mr. Groner also serves as Vice President - Land and Lease Administration of CWEI.

D. GREGORY BENTON, age 43, is Vice President - Engineering of the Managing General Partner, having served in this capacity since May 2004. Mr. Benton also serves as Exploitation Manager of CWEI.

ROBERT C. LYON, age 68, is Vice President - Gas Gathering and Marketing of the Managing General Partner, having served in this capacity since May 2004. Mr. Lyon also serves as Vice President - Gas Gathering and Marketing of CWEI.

T.  MARK  TISDALE, age 48, is Vice President and Secretary of the  Managing
General  Partner,  having  served in this capacity  since  May  2004.   Mr.
Tisdale also serves as Vice President and General Counsel of CWEI.

There are no family relationships among the directors and officers of the Managing General Partner except that Mr. Groner is the son-in-law of Mr. Williams.

Code of Ethics

As a wholly owned subsidiary of CWEI, the Managing General Partner is subject to a Code of Conduct and Ethics ("Code") that applies to all directors, executive officers and employees of CWEI and the Managing General Partner. This Code assists employees in complying with the law, in resolving ethical issues that may arise, and in complying with policies established by CWEI. This Code is also designed to promote, among other things, ethical handling of actual or apparent conflicts of interest; full, fair, accurate and timely disclosure in filings with the SEC; compliance with law; and prompt internal reporting of violations of the Code. This Code is available on the website of CWEI at www.claytonwilliams.com under "Investor Relations/Documents".

Item 11.  Executive Compensation

The Partnership does not employ any directors, executive officers or employees. The Managing General Partner receives an administrative fee for the management of the Partnership. The Managing General Partner received $108,000 during 2004, 2003 and 2002, as an annual administrative fee. The executive officers of the Managing General Partner do not receive any form of compensation, from the Partnership; instead, their compensation is paid solely by Southwest. The executive officers, however, may occasionally perform administrative duties for the Partnership but receive no additional compensation for this work.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

There are no limited partners who own of record, or are known by the Managing General Partner to beneficially own, more than five percent of the Partnership's limited partnership interests, other than the Managing General Partner.

Through  repurchase  offers to the limited partners, the  Managing  General
Partner owns 4,840.5 limited partner units, a 29.0% limited partner interest. The Managing General Partner's total percentage interest ownership in the Partnership is 39.0%.

No officer or director of the Managing General Partner directly owns units in the Partnership. CWEI is considered to be a beneficial owner of the limited partner units acquired by the Managing General Partner by virtue of its ownership of the Managing General Partner. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the limited partner units.

Item 13.  Certain Relationships and Related Transactions

In   2004,   the   Managing  General  Partner  received  $108,000   as   an
administrative fee. This amount is part of the general and administrative expenses incurred by the Partnership.

In some instances, the Managing General Partner and its affiliates may be working interest owners in an oil and gas property in which the Partnership also has a net profits interest. Certain properties in which the Partnership has an interest are operated by the Managing General Partner, who was paid approximately $18,700 for administrative overhead attributable to operating such properties during 2004.

The terms of the above transactions are similar to ones, which would have been obtained through arm's length negotiations with unaffiliated third parties.

Item 14.  Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Partnership's annual financial statements for the years ended December 31, 2004 and 2003 and fees billed for other services rendered by KPMG during those periods.

 For the Year Ended December     2004      2003
             31,
                                ------    ------
Audit Fees                     $12,865   $
                                         8,827
Audit Related Fees                  -         -
Tax Fees                            -
                                         -
All Other Fees                      -
                                         -
                                 ------
                               --        --------
    TOTAL                      $12,865   $
                                         8,827
                                =====
                                         =====

The Audit Committee of CWEI reviewed and approved, in advance, all audit and non-audit services provided by KPMG LLP.

                                 Part IV


Item 15.  Exhibits and Financial Statement Schedules

          (a)(1)  Financial Statements:

                  Included in Part II of this report --

                  Report of Independent Registered Public Accounting Firm Balance Sheets
                  Statements of Operations
                  Statement of Changes in Partners' Equity
                  Statements of Cash Flows
                  Notes to Financial Statements

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

                31.1      Rule 13a-14(a)/15d-14(a) Certification
                31.2      Rule 13a-14(a)/15d-14(a) Certification
                 32.1 Certification of Chief Executive Officer and Chief Financial Officer
                           Pursuant  to 18 U.S.C. Section 1350, as  adopted
                    Pursuant to Section
                          906 of the Sarbanes-Oxley Act of 2002

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


                          Southwest Royalties Institutional Income Fund VII-B, L.P., a Delaware limited partnership


                                        By:    Southwest  Royalties,  Inc.,
                                 Managing
                                   General Partner


                          By:    /s/ L. Paul Latham
                                 L. Paul Latham
                                 President and Chief Executive Officer

                          Date:  March 31, 2005



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Clayton W Williams                       /s/ L. Paul Latham
Clayton     W.    Williams,                  L.      Paul     Latham,
Chairman of the Board                        President and a Director
and a Director

Date:     March 31, 2005                     Date:     March 31, 2005




/s/ Mel G. Riggs
Mel    G.    Riggs,    Vice
President - Finance,
Treasurer and a Director

Date:     March 31, 2005

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


Date:  March 31, 2005              /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund VII-B, L.P.

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


Date:  March 31, 2005              /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund VII-B, L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-K for the period ended December 31, 2004 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties Institutional Income Fund VII-B, L. P. (the "Company"), hereby certifies that:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2.   The  information contained in the Report fairly presents, in  all
          material  respects,  the  financial  condition  and  results   of
          operation of the Company.


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

                                   March 31, 2005


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

                                   March 31, 2005