Form 10-Q
period 2005-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 2005-08-15
CIK 810117

22

                                FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

                     PART I. - FINANCIAL INFORMATION


Item 1.                       Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                              Balance Sheets

                                 June 30,  December
                                             31,
                                   2005      2004
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
---------
Current assets:
 Cash and cash equivalents    $  72,771    110,804
  Receivable  from  Managing     167,670   160,673
General Partner
     Oklahoma    withholding     112       112
prepayment
                                 --------  --------
                                 ----      ----
   Total current assets          240,553   271,589
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,242,14  4,242,03
                                 1         8
       Less      accumulated
depreciation,
         depletion       and     3,677,40  3,658,51
amortization                     9         7
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     564,732   583,521
properties
                                 --------  --------
                                 ----      ----
                              $  805,285   855,110
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  5,034     3,348
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      78,420    76,185
                                 --------  --------
                                 ----      ----
Partners' equity (deficit):
 General partner                 (564,889  (559,514
                                 )         )
 Limited partners                1,286,72  1,335,09
                                 0         1
                                 --------  --------
                                 ----      ----
   Total partners' equity        721,831   775,577
                                 --------  --------
                                 ----      ----
                              $  805,285   855,110
                                 =======   =======













                  The accompanying notes are an integral
                    part of these financial statements.

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                         Statements of Operations
                               (unaudited)

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                     2005      2004      2005      2004
                                    ------    ------    ------    ------
Revenues
------------
Income    from   net   profits  $  285,732   230,614   504,343   448,766
interests
Interest                           489       344       947       692
Other                              -         97        -         347
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   286,221   231,055   505,290   449,805
                                   --------  --------  --------  --------
                                   --        --        --        --
Expenses
------------
Depreciation,  depletion   and     10,268    11,000    18,892    23,000
amortization
Accretion expense                  1,067     1,450     2,132     2,900
General and administrative         31,532    33,525    63,012    64,650
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   42,867    45,975    84,036    90,550
                                   --------  --------  --------  --------
                                   --        --        --        --
Net income                      $  243,354   185,080   421,254   359,255
                                   ======    ======    ======    ======
Net income allocated to:

 Managing General Partner       $  24,335    18,508    42,125    35,925
                                   ======    ======    ======    ======
 Limited Partners               $  219,019   166,572   379,129   323,330
                                   ======    ======    ======    ======
  Per limited partner unit      $    14.60
                                             11.10     25.28     21.56
                                   ======    ======    ======    ======





















                  The accompanying notes are an integral
                    part of these financial statements.

        Southwest Royalties Institutional Income Fund VII-B, L.P.
                         Statements of Cash Flows
                               (unaudited)

                                       Six Months Ended
                                           June 30,
                                        2005      2004
                                       -----     -----
Cash    flows   from    operating
activities:

  Cash received from income  from
net
  profits interests                $  497,346   416,262
 Cash paid to suppliers               (63,012)  (64,650)
 Interest received                    947       692
 Miscellaneous settlement             -         347
                                      --------  --------
                                      ---       --
   Net cash provided by operating     435,281   352,651
activities
                                      --------  --------
                                      ---       --
Cash    flows   from    financing
activities:

 Distributions to partners            (475,000  (365,000
                                      )         )
 Increase in distribution payable     1,686     1,589
                                      --------  --------
                                      ---       --
   Net  cash  used  in  financing     (473,314  (363,411
activities                            )         )
                                      --------  --------
                                      ---       --

Net  decrease  in cash  and  cash     (38,033)  (10,760)
equivalents

Beginning of period                   110,804   187,199
                                      --------  --------
                                      ---       --
End of period                      $  72,771    176,439
                                      ======    ======
Reconciliation of net  income  to
net
   cash   provided  by  operating
activities:

Net income                         $  421,254   359,255

Adjustments   to  reconcile   net
income to
  net  cash provided by operating
activities:

   Depreciation,  depletion   and     18,892    23,000
amortization
 Accretion expense                    2,132     2,900
 Increase in receivables              (6,997)   (32,504)
                                      --------  --------
                                      --        --
Net  cash  provided by  operating  $  435,281   352,651
activities
                                      ======    ======
Noncash  investing and  financing
activities:

Increase   in   oil    and    gas
properties - SFAS No. 143
 additional wells                  $  103       -
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

2.   Summary of Significant Accounting Policies
     The interim financial information as of June 30, 2005 and for the three and six months ended June 30, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of June 30, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of June 30, 2005, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

General Comparison of the Quarters Ended June 30, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended June 30, 2005 and 2004:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2005      2004    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Oil production in barrels        5,091     5,550     (8%)
Gas production in mcf            14,392    16,850    (15%)
Total BOE                          7,490             (10%)
                                           8,358
Average price per barrel  of  $    48.88             36%
oil                                        36.05
Average price per mcf of gas  $     7.22             30%
                                           5.55
Income   from  net   profits  $  285,732   230,614   24%
interests
Partnership distributions     $  250,000   165,000   52%
Limited              partner  $  225,000   148,500   52%
distributions
Per  unit  distribution   to
limited
 partners                     $    15.00             52%
                                           9.90
Number  of  limited  partner     15,000    15,000
units

Income from net profits

The Partnership's income from net profits interests increased to $285,732 from $230,614 for the quarters ended June 30, 2005 and 2004, respectively, an increase of 24%. The principal factors affecting the comparison of the quarters ended June 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004 by 36%, or $12.83 per barrel, resulting in an increase of approximately $65,300 in income from net profits interests. Oil sales represented 71% of total oil and gas sales during the quarter ended June 30, 2005 as compared to 68% during the quarter ended June 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 30%, or $1.67 per mcf, resulting in an increase of approximately $24,000 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $89,300. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 459 barrels or 8% during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004, resulting in a decrease of approximately $16,500 in income from net profits interests.

Gas production decreased approximately 2,458 mcf or 15% during the same period, resulting in a decrease of approximately $13,600 in income from net profits interests.

The total decrease in income from net profits interests due to the change in production is approximately $30,100. The decrease in gas production is primarily due to a steep production decline on one property.

Lease operating costs and production taxes were 7% higher, or approximately $4,100 more during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004.

Costs and Expenses

Total costs and expenses decreased to $42,867 from $45,975 for the quarters ended June 30, 2005 and 2004, respectively, a decrease of 7%. The decrease is the result of lower general and administrative expense, depletion expense and accretion expense.

General and administrative costs consists of independent accounting, legal and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 6% or approximately $2,000 during the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004.

Depletion expense decreased to $10,268 for the quarter ended June 30, 2005 from $11,000 for the same period in 2004. This represents a decrease of
7%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the quarter ended June 30, 2005, which was $1.37 applied to 7,490 BOE as compared to $1.32 applied to 8,358 BOE for the same period in 2004.

Accretion expense decreased to $1,067 for the quarter ended June 30, 2005 from $1,450 for the same period in 2004. This represents a decrease of 26%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

General Comparison of the Six Month Periods Ended June 30, 2005 and 2004

The following table provides certain information regarding performance factors for the six month periods ended June 30, 2005 and 2004:

                                     Six Months
                                       Ended         Percenta
                                                        ge
                                      June 30,       Increase
                                   2005      2004    (Decreas
                                                        e)
                                  -----     -----    --------
                                                        --
Oil production in barrels        9,771     10,650    (8%)
Gas production in mcf            26,889    37,150    (28%)
Total BOE                         14,253             (15%)
                                           16,842
Average price per barrel  of  $    47.24             38%
oil                                        34.19
Average price per mcf of gas  $     6.57             13%
                                           5.79
Income   from  net   profits  $  504,343   448,766   12%
interests
Partnership distributions     $  475,000   365,000   30%
Limited              partner  $  427,500   328,000   30%
distributions
Per  unit  distribution   to  $    28.50             30%
limited partners                           21.90
Number  of  limited  partner     15,000    15,000
units

Income from net profits

The Partnership's income from net profits interests increased to $504,343 from $448,766 for the six months ended June 30, 2005 and 2004, respectively, an increase of 12%. The principal factors affecting the comparison of the six months ended June 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 by 38%, or $13.05 per barrel, resulting in an increase of approximately $127,500 in income from net profits interests. Oil sales represented 72% of total oil and gas sales during the six months ended June 30, 2005 as compared to 63% during the six months ended June 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 13%, or $.78 per mcf, resulting in an increase of approximately $21,000 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $148,500. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 879 barrels or 8% during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, resulting in a decrease of approximately $30,100 in income from net profits interests.

Gas production decreased approximately 10,261 mcf or 28% during the same period, resulting in a decrease of approximately $59,400 in income from net profits interests.

The total decrease in income from net profits interests due to the change in production is approximately $89,500. The decrease in gas production is primarily due to a steep production decline on one property.

Lease operating costs and production taxes were 3% higher, or approximately $3,500 more during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Costs and Expenses

Total costs and expenses decreased to $84,036 from $90,550 for the six months ended June 30, 2005 and 2004, respectively, a decrease of 7%. The decrease is the result of lower general and administrative expense, depletion expense and accretion expense.

General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 2% or approximately $1,600 during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.

Depletion expense decreased to $18,892 for the six months ended June 30, 2005 from $23,000 for the same period in 2004. This represents a decrease of 18%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the six months ended June 30, 2005, which was $1.33 applied to 14,253 BOE as compared to $1.37 applied to 16,842 BOE for the same period in 2004.

Accretion expense decreased to $2,132 for the six months ended June 30, 2005 from $2,900 for the same period in 2004. This represents a decrease of 26%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources

The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $435,300 in the six months ended June 30, 2005 as compared to approximately $352,700 in the six months ended June 30, 2004.

Cash flows used in financing activities were approximately $473,300 in the six months ended June 30, 2005 as compared to approximately $363,400 in the six months ended June 30, 2004. The only use in financing activities was the distributions to partners.

Total distributions during the six months ended June 30, 2005 were $475,000 of which $427,500 ($28.50 per unit) was distributed to the limited partners and $47,500 to the general partners. Total distributions during the six months ended June 30, 2004 were $365,000 of which $328,500 ($21.90 per unit) was distributed to the limited partners and $36,500 to the general partners.

The source for the 2005 distributions of $475,000 was oil and gas operations of approximately $435,300, with the balance from available cash on hand at the beginning of the period. The source for the 2004 distributions of $365,000 was oil and gas operations of approximately $352,700, with the balance from available cash on hand at the beginning of the period.

Cumulative cash distributions of $13,357,288 have been made to the general and limited partners. As of June 30, 2005, $12,037,294 or $802.49 per limited partner unit has been distributed to the limited partners, representing 160% of contributed capital.

As of June 30, 2005, the Partnership had approximately $235,500 in working capital. The Managing General Partner knows of no unusual contractual commitments. Although the partnership held many long-lived properties at inception, because of the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties, if any. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  August 12, 2005

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


Date:  August 12, 2005             /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund VII-B, L.P.

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


Date:  August 12, 2005             /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund VII-B, L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended June 30, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties Institutional Income Fund VII-B, L. P. (the "Company"), hereby certifies that:

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

                                   August 12, 2005


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

                                   August 12, 2005