Form 10-Q
period 2005-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 2005-11-14
CIK 810117

22
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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



         The total number of pages contained in this report is 21.

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2004, which are found in the Registrant's Form 10-K Report for 2004 filed with the Securities and Exchange Commission. The December 31, 2004 balance sheet included herein has been taken from the Registrant's 2004 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund VII-B, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2005      2004
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
---------
Current assets:
 Cash and cash equivalents    $  113,416   110,804
  Receivable  from  Managing     189,167   160,673
General Partner
     Oklahoma    withholding     753       112
prepayment
                                 --------  --------
                                 ----      ----
   Total current assets          303,336   271,589
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,242,20  4,242,03
                                 0         8
       Less      accumulated
depreciation,
         depletion       and     3,686,79  3,658,51
amortization                     8         7
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     555,402   583,521
properties
                                 --------  --------
                                 ----      ----
                              $  858,738   855,110
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
------------

Current     liability      -  $  5,407     3,348
distribution payable
                                 --------  --------
                                 ----      ----

Asset retirement obligation      78,574    76,185
                                 --------  --------
                                 ----      ----
Partners' equity (deficit):
 General partner                 (559,596  (559,514
                                 )         )
 Limited partners                1,334,35  1,335,09
                                 3         1
                                 --------  --------
                                 ----      ----
   Total partners' equity        774,757   775,577
                                 --------  --------
                                 ----      ----
                              $  858,738   855,110
                                 =======   =======













                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Operations
                                (unaudited)

                                   Three Months Ended  Nine Months Ended
                                     September 30,       September 30,
                                     2005      2004      2005      2004
                                    -----     -----     -----     -----
Revenues
-------------
Income from net profits          $ 316,114   233,482   820,457   682,249
interests
Interest                           637       352       1,585     1,044
Miscellaneous settlement           -         -         -         347
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   316,751   233,834   822,042   683,640
                                   --------  --------  --------  --------
                                   --        --        --        --
Expenses
-------------
Depreciation, depletion and        9,389     7,919     28,281    30,919
amortization
Accretion of asset retirement      1,050     1,450     3,182     4,350
obligation
General and administrative         28,387    31,537    91,399    96,188
                                   --------  --------  --------  --------
                                   --        --        --        --
                                   38,826    40,906    122,862   131,457
                                   --------  --------  --------  --------
                                   --        --        --        --
Net income                       $ 277,925   192,928   699,180   552,183
                                   ======    ======    ======    ======

Net income allocated to:

 Managing General Partner        $ 27,792    19,293    69,918    55,218
                                   ======    ======    ======    ======
 Limited Partners                $ 250,133   173,635   629,262   496,965
                                   ======    ======    ======    ======
  Per limited partner unit       $ 16.68
                                             11.58     41.95     33.13
                                   ======    ======    ======    ======



















                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund VII-B, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                        Nine Months Ended
                                          September 30,
                                          2005     2004
                                         -----    -----
Cash flows from operating activities
 Cash received from income from net
  profits interests                   $ 790,367  663,393
 Cash paid to suppliers                 (91,399  (96,188
                                        )        )
 Interest received                      1,585    1,044
 Miscellaneous settlement               -        347
                                        -------  -------
                                        ---      ---
  Net cash provided by operating        700,553  568,596
activities
                                        -------  -------
                                        ---      ---
Cash flows used in financing
activities
 Distributions to partners              (700,00  (590,00
                                        0)       0)
 Increase in distribution payable       2,059    2,066
                                        -------  -------
                                        ---      ---
  Net cash used in financing            (697,94  (587,93
activities                              1)       4)
                                        -------  -------
                                        ---      ---
  Net increase (decrease) in cash       2,612    (19,338
and cash equivalents                             )

 Beginning of period                    110,804  187,199
                                        -------  -------
                                        ---      ---
 End of period                        $ 113,416  167,861
                                        ======   ======
Reconciliation of net income to net
cash
 provided by operating activities

Net income                            $ 699,180  552,183

Adjustments to reconcile net income
to net
 cash provided by operating
activities

 Depreciation, depletion and            28,281   30,919
amortization
 Accretion of asset retirement          3,182    4,350
obligation
 Settlement of ARO for P&A wells        (955)    -
 Increase in receivables                (29,135  (18,856
                                        )        )
                                        -------  -------
                                        ---      ---
Net cash provided by operating        $ 700,553  568,596
activities
                                        ======   ======











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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2005 and for the three and nine months ended September 30, 2005, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2005, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of September 30, 2005, there were no timing differences, which resulted in a deficit net profit interest.

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

Results of Operations

General Comparison of the Quarters Ended September 30, 2005 and 2004

The following table provides certain information regarding performance factors for the quarters ended September 30, 2005 and 2004:

                                    Three Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2005      2004    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Oil production in barrels        4,203     4,825     (13%)
Gas production in mcf            15,793    16,962    (7%)
Total BOE                        6,835     7,652     (11%)
Average price per barrel  of  $    60.92             47%
oil                                        41.46
Average price per mcf of gas  $     7.29             34%
                                           5.46
Income   from  net   profits  $  316,114   233,482   35%
interests
Partnership distributions     $  225,000   225,000   -
Limited              partner  $  202,500   202,500   -
distributions
Per  unit  distribution   to  $    13.50             -
limited partners                           13.50
Number  of  limited  partner     15,000    15,000
units

Income from net profits

The Partnership's income from net profits interests increased to $316,114 from $233,482 for the quarters ended September 30, 2005 and 2004, respectively, an increase of 35%. The principal factors affecting the comparison of the quarters ended September 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004 by 47%, or $19.46 per barrel, resulting in an increase of approximately $81,800 in income from net profits interests. Oil sales represented 69% of total oil and gas sales during the quarter ended September 30, 2005 as compared to 68% during the quarter ended September 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 34%, or $1.83 per mcf, resulting in an increase of approximately $28,900 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $110,700. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 622 barrels or 13% during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004, resulting in a decrease of approximately $25,800 in income from net profits interests.

Gas production decreased approximately 1,169 mcf or 7% during the same period, resulting in a decrease of approximately $6,400 in income from net profits interests.

The total decrease in income from net profits interests due to the change in production is approximately $32,200. The decrease in oil volumes is primarily from a decline in production on one property.

Lease operating costs and production taxes were 7% lower, or approximately $4,100 less during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004.

Costs and Expenses

Total costs and expenses decreased to $38,826 from $40,906 for the quarters ended September 30, 2005 and 2004, respectively, a decrease of 5%. The decrease is the result of lower general and administrative expense and accretion expense, partially offset by an increase in depletion expense.

General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 10% or approximately $3,200 during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004. The decrease in General and Administrative Expense is primarily due to lower engineering service costs.

Depletion expense increased to $9,389 for the quarter ended September 30, 2005 from $7,919 for the same period in 2004. This represents an increase of 19%. The contributing factor to the increase in depletion expense is in relation to the BOE depletion rate for the quarter ended September 30, 2005, which was $1.37 applied to 6,835 BOE as compared to $1.03 applied to 7,652 BOE for the same period in 2004.

Accretion expense decreased to $1,050 for the quarter ended September 30, 2005 from $1,450 for the same period in 2004. This represents a decrease of 28%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

General  Comparison of the Nine-Month Periods Ended September 30, 2005  and
2004

The following table provides certain information regarding performance factors for the nine-month periods ended September 30, 2005 and 2004:

                                    Nine Months
                                       Ended         Percenta
                                                        ge
                                   September 30,     Increase
                                   2005      2004    (Decreas
                                                        e)
                                   ----      ----    --------
                                                        --
Oil production in barrels        13,974    15,475    (10%)
Gas production in mcf            42,682    54,112    (21%)
Total BOE                        21,088    24,494    (14%)
Average price per barrel  of  $    51.35             41%
oil                                        36.46
Average price per mcf of gas  $     6.84             20%
                                           5.69
Income   from  net   profits  $  820,457   682,249   20%
interests
Partnership distributions     $  700,000   590,000   19%
Limited              partner  $  630,000   531,000   19%
distributions
Per  unit  distribution   to  $    42.00             19%
limited partners                           35.40
Number  of  limited  partner     15,000    15,000
units

Income from net profits

The Partnership's income from net profits interests increased to $820,457 from $682,249 for the nine months ended September 30, 2005 and 2004, respectively, an increase of 20%. The principal factors affecting the comparison of the nine months ended September 30, 2005 and 2004 are as follows:

The average price for a barrel of oil received by the Partnership increased during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 by 41%, or $14.89 per barrel, resulting in an increase of approximately $208,100 in income from net profits interests. Oil sales represented 71% of total oil and gas sales during the nine months ended September 30, 2005 as compared to 65% during the nine months ended September 30, 2004.

The average price for an mcf of gas received by the Partnership increased during the same period by 20%, or $1.15 per mcf, resulting in an increase of approximately $49,100 in income from net profits interests.

The total increase in income from net profits interests due to the change in prices received from oil and gas production is approximately $257,200. The market price for oil and gas has been extremely volatile over the past decade, and management expects a certain amount of volatility to continue in the foreseeable future.

Oil production decreased approximately 1,501 barrels or 10% during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, resulting in a decrease of approximately $54,700 in income from net profits interests.

Gas production decreased approximately 11,430 mcf or 21% during the same period, resulting in a decrease of approximately $65,000 in income from net profits interests.

The total decrease in income from net profits interests due to the change in production is approximately $119,700. The decrease in oil volumes is primarily from a decline in production on one property. The decrease in gas volumes is from a steep production decline on one property.

Lease operating costs and production taxes were less than 1% lower, or approximately $600 less during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Costs and Expenses

Total costs and expenses decreased to $122,862 from $131,457 for the nine months ended September 30, 2005 and 2004, respectively, a decrease of 7%. The decrease is the result of lower depletion expense, general and administrative expense and accretion expense.

General and administrative costs consists of independent accounting and engineering fees, computer services, postage, and Managing General Partner personnel costs. General and administrative costs decreased 5% or approximately $4,800 during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Depletion expense decreased to $28,281 for the nine months ended September 30, 2005 from $30,919 for the same period in 2004. This represents a decrease of 9%. The contributing factor to the decrease in depletion expense is in relation to the BOE depletion rate for the nine months ended September 30, 2005, which was $1.34 applied to 21,088 BOE as compared to $1.26 applied to 24,494 BOE for the same period in 2004.

Accretion expense decreased to $3,182 for the nine months ended September 30, 2005 from $4,350 for the same period in 2004. This represents a decrease of 27%. The decrease in accretion is from discontinuing accretion on several wells that reached their projected end of life in 2004.

Liquidity and Capital Resources
The primary source of cash is from operations, the receipt of income from interests in oil and gas properties. The Partnership knows of no material change, nor does it anticipate any such change.

Cash flows provided by operating activities were approximately $700,600 in the nine months ended September 30, 2005 as compared to approximately $568,600 in the nine months ended September 30, 2004.

Cash flows used in financing activities were approximately $697,900 in the nine months ended September 30, 2005 as compared to approximately $587,900 in the nine months ended September 30, 2004. The only use in financing activities was the distributions to partners.

Total distributions during the nine months ended September 30, 2005 were $700,000 of which $630,000 was distributed to the limited partners and $70,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2005 was $42.00. Total distributions during the nine months ended September 30, 2004 were $590,000 of which $531,000 was distributed to the limited partners and $59,000 to the general partners. The per unit distribution to limited partners during the nine months ended September 30, 2004 was $35.40.

The  source  for  the  2005  distributions of  $700,000  was  oil  and  gas
operations  of  approximately  $700,600,  resulting  in  excess  cash   for
contingencies  or  subsequent  distributions.   The  source  for  the  2004
distributions of $590,000 was oil and gas operations of approximately $568,600, with the balance from available cash on hand at the beginning of the period.

Cumulative  cash  distributions  of  $13,582,288  have  been  made  to  the partners. As of September 30, 2005, $12,239,794 or $815.99 per limited partner unit has been distributed to the limited partners, representing a 163% return of the capital contributed.

As of September 30, 2005, the Partnership had approximately $297,900 in working capital. The Managing General Partner knows of no unusual contractual commitments. The partnership held many long-lived properties at inception, however due to the restrictions on property development imposed by the partnership agreement, the Partnership cannot develop its non producing properties. Without continued development, the producing reserves continue to deplete. Accordingly, as the Partnership's properties have matured and depleted, the net cash flows from operations for the partnership has steadily declined, except in periods of substantially increased commodity pricing. Maintenance of properties and administrative expenses for the Partnership are increasing relative to production. As the properties continue to deplete, maintenance of properties and administrative costs as a percentage of production are expected to continue to increase.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  November 14, 2005

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


Date:  November 14, 2005           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund VII-B, L.P.

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


Date:  November 14, 2005           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund VII-B, L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended September 30, 2005 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties Institutional Income Fund VII-B, L. P. (the "Company"), hereby certifies that:

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

                                   November 14, 2005


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

                                   November 14, 2005