Form 10-Q
period 2006-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 2006-11-13
CIK 810117

1
                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

                      PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature. The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005, which are found in the Registrant's Form 10-K Report for 2005 filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet included herein has been taken from the Registrant's 2005 Form 10-K Report. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year.

         Southwest Royalties Institutional Income Fund VII-B, L.P.
                              Balance Sheets

                                 Septembe  December
                                  r 30,      31,
                                   2006      2005
                                  ------    ------
                                 (unaudit
                                   ed)
Assets
---------
Current assets:
 Cash and cash equivalents    $  109,799   153,691
  Receivable  from  Managing     232,960   187,607
General Partner
 Other                           1,105     1,603
                                 --------  --------
                                 ----      ----
   Total current assets          343,864   342,901
                                 --------  --------
                                 ----      ----
Oil  and  gas  properties  -
using the full-
 cost method of accounting       4,247,61  4,247,61
                                 8         8
       Less      accumulated
depreciation,
         depletion       and     3,728,38  3,697,37
amortization                     2         1
                                 --------  --------
                                 ----      ----
      Net   oil   and    gas     519,236   550,247
properties
                                 --------  --------
                                 ----      ----
                              $  863,100   893,148
                                 =======   =======

Liabilities  and   Partners'
Equity
----------------------------
------------

Asset retirement obligation   $  91,203    85,629
                                 --------  --------
                                 ----      ----
Partners' equity (deficit):
 General partner                 (560,128  (556,320
                                 )         )
 Limited partners                1,332,02  1,363,83
                                 5         9
                                 --------  --------
                                 ----      ----
   Total partners' equity        771,897   807,519
                                 --------  --------
                                 ----      ----
                              $  863,100   893,148
                                 =======   =======

















                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund VII-B, L.P.

                         Statements of Operations
                                (unaudited)

                                   Three Months Ended  Nine Months Ended
                                     September 30,       September 30,
                                     2006      2005      2006      2005
                                    -----     -----     -----     -----
Revenues
-------------
Income from net profits          $ 382,036   316,114   1,069,12  820,457
interests                                              2
Interest                           1,230     637       4,046     1,585
                                   --------  --------  --------  --------
                                   --        --        ----      --
                                   383,266   316,751   1,073,16  822,042
                                                       8
                                   --------  --------  --------  --------
                                   --        --        ----      --
Expenses
-------------
Depreciation, depletion and        11,099    9,389     31,011    28,281
amortization
Accretion of asset retirement      1,925     1,050     5,574     3,182
obligation
General and administrative         31,847    28,387    104,044   91,399
                                   --------  --------  --------  --------
                                   --        --        ----      --
                                   44,871    38,826    140,629   122,862
                                   --------  --------  --------  --------
                                   --        --        ----      --
Net income                       $ 338,395   277,925   932,539   699,180
                                   ======    ======    =======   ======

Net income allocated to:

 Managing General Partner        $ 33,839    27,792    93,254    69,918
                                   ======    ======    =======   ======
 Limited Partners                $ 304,556   250,133   839,285   629,262
                                   ======    ======    =======   ======
  Per limited partner unit       $ 20.30     16.68     55.95     41.95
                                   ======    ======    =======   ======



















                  The accompanying notes are an integral
                    part of these financial statements.

         Southwest Royalties Institutional Income Fund VII-B, L.P.
                         Statements of Cash Flows
                                (unaudited)

                                        Nine Months Ended
                                          September 30,
                                          2006     2005
                                         -----    -----
Cash flows from operating activities
 Cash received from income from net
  profits interests                   $ 1,024,2  790,367
                                        67
 Cash paid to suppliers                 (104,04  (91,399
                                        4)       )
 Interest received                      4,046    1,585
                                        -------  -------
                                        -----    ---
  Net cash provided by operating        924,269  700,553
activities
                                        -------  -------
                                        -----    ---
Cash flows from financing activities
 Distributions to partners              (968,16  (700,00
                                        1)       0)
 Increase in distributions payable      -        2,059
                                        -------  -------
                                        -----    ---
  Net cash used in financing            (968,16  (697,94
activities                              1)       1)
                                        -------  -------
                                        -----    ---

  Net (decrease) increase in cash       (43,892  2,612
and cash equivalents                    )

 Beginning of period                    153,691  110,804
                                        -------  -------
                                        -----    ---
 End of period                        $ 109,799  113,416
                                        =======  ======
Reconciliation of net income to net
cash
 provided by operating activities

Net income                            $ 932,539  699,180

Adjustments to reconcile net income
to net
 cash provided by operating
activities

 Depreciation, depletion and            31,011   28,281
amortization
 Accretion of asset retirement          5,574    3,182
obligation
 Settlement of asset retirement
obligations
  for plugged and abandoned wells       -        (955)
 Increase in receivables                (44,855  (29,135
                                        )        )
                                        -------  -------
                                        -----    ---
Net cash provided by operating        $ 924,269  700,553
activities
                                        =======  ======












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

2.   Summary of Significant Accounting Policies
     The interim financial information as of September 30, 2006 and for the three and nine months ended September 30, 2006, is unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature. The interim consolidated financial statements should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005.

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

         Southwest Royalties Institutional Income Fund VII-B, L.P.
                     (a Delaware limited partnership)

                       Notes to Financial Statements

3.   Asset Retirement Obligations

     Changes in abandonment obligations for the nine months ended September 30, 2006 and 2005 are as follows:

                                        2006     2005
                                       -------  -------
Beginning of year                   $  85,629   76,185
Additional abandonment obligations              162
from new wells
Settlement   of  obligations   for     -        (955)
plugged and abandoned wells
Accretion expense                      5,574    3,182
                                       -------  -------
                                       -------  -----
End of period                       $  91,203   78,574
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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of September 30, 2006, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits. The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date. As of September 30, 2006, there were no timing differences, which resulted in a deficit net profit interest.

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

                             Three Months Ended
                               September 30,
                               2006      2005
                              ------    ------
Oil production in            5,224     4,203
barrels
Gas production in mcf        11,804    15,793
Total (BOE)                  7,191     6,835
Average price per barrel  $    67.26
of oil                                 60.92
Average price per mcf of  $     8.83
gas                                    7.29
Partnership               $  325,000   225,000
distributions
Limited partner           $  292,500   202,500
distributions
Per unit distribution to  $    19.50
limited partners                       13.50
Number of limited            15,000    15,000
partner units

Operating Results
The following discussion compares our results for the quarters ended September 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective quarterly period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $84,500, of which price variances accounted for a $51,400 increase and production variances accounted for a $33,100 increase.

Production in 2006 (on a BOE basis) was 5% higher than 2005. We increased our oil production in 2006 due primarily to improved performance on one property and a workover performed on an oil well. Our gas production was 25% lower in 2006 than 2005 due primarily to a sharp production decline in a gas field.

In 2006, our realized oil price was 10% higher than 2005, while our realized gas price was 21% higher. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $8.05 per BOE in 2005 to $10.24 per BOE in 2006. The increase in oil and gas production costs in 2006 was due primarily to a workover performed on a gas well and higher production tax costs related to higher product prices.

Expenses
Depletion on a BOE basis increased 12% in 2006. Comparing 2006 to 2005, depletion expense increased $1,700, of which rate variances accounted for a $1,200 increase and production variances accounted for a $500 increase.

Accretion expense increased 83% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 12% higher in 2006 as compared to 2005. The increase in G&A expense is primarily due to higher engineering and audit services.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

                             Nine Months Ended
                               September 30,
                               2006      2005
                              ------    ------
Oil production in            14,875    13,974
barrels
Gas production in mcf        35,668    42,682
Total (BOE)                  20,820    21,088
Average price per barrel  $    65.42
of oil                                 51.35
Average price per mcf of  $     7.94
gas                                    6.84
Partnership               $  968,161   700,000
distributions
Limited partner           $  871,099   630,000
distributions
Per unit distribution to  $    58.07
limited partners                       42.00
Number of limited            15,000    15,000
partner units

Operating Results
The following discussion compares our results for the nine months ended September 30, 2006 and 2005. Unless otherwise indicated, references to 2006 and 2005 within this section refer to the respective nine-month period.

Income from net profits
Oil and gas prices continued to climb to record levels compared to the previous two years. Comparing 2006 to 2005, oil and gas sales increased $246,800, of which price variances accounted for a $248,500 increase and production variances accounted for a $1,700 decrease.

Production  in  2006  (on a BOE basis) was 1% lower  than  2005.   Our  oil
production in 2006 increased 6% due primarily to improved performance on one property and a workover performed on an oil well. Our gas production was 16% lower in 2006 than 2005 due primarily to a sharp production decline in a gas field.

In 2006, our realized oil price was 27% higher than 2005, while our realized gas price increased 16%. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile. We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $8.97 per BOE in 2005 to $8.99 per BOE in 2006.

Expenses
Depletion on a BOE basis increased 11% in 2006. Comparing 2006 to 2005, depletion expense increased $2,700, of which rate variances accounted for a $3,100 increase and production variances accounted for a $400 decrease.

Accretion expense increased 75% in 2006 due primarily to fourth quarter 2005 revisions in previous estimates related to increased costs to plug wells.

General and administrative ("G&A") expenses were 14% higher in 2006 as compared to 2005. The increase in general and administrative expenses is primarily due to higher professional fees for audit, tax and engineering services.

Liquidity and Capital Resources
Partnership distributions during the nine months ending September 30, 2006 were $968,161, of which $871,099 was distributed to the limited partners and $97,062 to the general partners. Cumulative cash distributions of $14,800,449 have been made to the general and limited partners as of September 30, 2006. As of September 30, 2006, $13,335,893 or $889.06 per
limited partner unit has been distributed to the limited partners, representing 178% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership's internal control over financial reporting that occurred during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


Date:  November 13, 2006

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


Date:  November 13, 2006           /s/ L. Paul Latham
                                   L. Paul Latham
                                   President and Chief Executive Officer
                                   of Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund VII-B, L.P.

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


Date:  November 13, 2006           /s/ Mel G. Riggs
                                   Mel G. Riggs
                                     Vice  President  and  Chief  Financial
Officer of
                                   Southwest Royalties, Inc., the
                                   Managing General Partner of
                                   Southwest Royalties Institutional Income
Fund VII-B, L.P.

                                                               Exhibit 32.1

               CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND
                          CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350 and in connection with the accompanying report on Form 10-Q for the period ended September 30, 2006 that is being filed concurrently with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned officers of Southwest Royalties Institutional Income Fund VII-B, L. P. (the "Company"), hereby certifies that:

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

                                   November 13, 2006


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

                                   November 13, 2006