Form 10-Q
period 2007-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 2007-08-13
CIK 810117

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes☒No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, which are found in the Registrant's Form 10-K Report for 2006 filed with the Securities and Exchange Commission.  The December 31, 2006 balance sheet included herein has been taken from the Registrant's 2006 Form 10-K Report.  Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund VII-B, L.P.
Balance Sheets

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$70,145	$91,993
Receivable from Managing General Partner	230,566	239,885
State income tax deposits	1,973	3,600
Total current assets	302,684	335,478

Oil and gas properties - using the full-
cost method of accounting	4,312,016	4,292,067
Less accumulated depreciation,
depletion and amortization	3,760,134	3,739,785
Net oil and gas properties	551,882	552,282

	$854,566	$887,760

Liabilities and Partners' Equity (Deficit)

Asset retirement obligations	$164,225	$137,570

Partners' equity (deficit):
General partner	(568,519)	(562,299)
Limited partners	1,258,860	1,312,489
Total partners' equity	690,341	750,190

	$854,566	$887,760

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VII-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues

Income from net profits interests	$353,573	$341,383	$630,061	$687,086
Interest	1,240	1,432	2,284	2,816
	354,813	342,815	632,345	689,902

Expenses

Depreciation, depletion and amortization	10,056	9,961	20,349	19,912
Accretion expense	3,601	1,825	6,706	3,649
General and administrative	36,055	37,962	61,742	72,197
	49,712	49,748	88,797	95,758

Net income	$305,101	$293,067	$543,548	$594,144

Net income allocated to:

Managing General Partner	$30,510	$29,307	$54,355	$59,414

Limited Partners	$274,591	$263,760	$489,193	$534,730

Per limited partner unit	$18.31	$17.58	$32.61	$35.65

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VII-B, L.P.
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:

Cash received from income from net
profits interests	$596,480	$662,695
Cash paid to suppliers	(61,742)	(72,197)
Interest received	2,284	2,816
Miscellaneous settlement	44,527	-
Net cash provided by operating activities	581,549	593,314

Cash flows used in financing activities:

Distributions to partners	(603,397)	(643,161)

Net decrease in cash and cash equivalents	(21,848)	(49,847)

Beginning of period	91,993	153,691

End of period	$70,145	$103,844

Reconciliation of net income to net
cash provided by operating activities:

Net income	$543,548	$594,144

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	20,349	19,912
Accretion expense	6,706	3,649
(Increase) decrease in receivables	10,946	(24,391)
Net cash provided by operating activities	$581,549	$593,314

Noncash investing and financing activities:

Increase in oil and gas properties – SFAS No. 143	$19,949	$-

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

2.            Summary of Significant Accounting Policies
The interim financial information as of June 30, 2007 and for the three and six months ended June 30, 2007, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in abandonment obligations for the six months ended June 30, 2007 and 2006 are as follows:

	2007	2006
Beginning of year	$137,570	$85,629
Additional abandonment obligations from new wells	19,949	-
Accretion expense	6,706	3,649
End of period	$164,225	$89,278

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2007, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of June 30, 2007, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	June 30,
	2007	2006
Oil production in barrels	5,173	4,902
Gas production in mcf	15,526	11,394
Total (BOE)	7,761	6,801
Average price per barrel of oil	$61.25	$66.78
Average price per mcf of gas	$8.45	$7.56
Partnership distributions	$328,397	$323,161
Limited partner distributions	$295,322	$290,599
Per unit distribution to limited partners	$19.69	$19.37
Number of limited partner units	15,000	15,000

Operating Results
The following discussion compares our results for the quarters ended June 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales increased $34,528, of which price variances accounted for a $14,795 decrease and production variances accounted for a $49,323 increase.

Production in 2007 (on a BOE basis) was 14% higher than 2006.  Oil production in 2007 increased 6%.  Our gas production was 36% higher in 2007 than 2006.  The increase in both oil and gas volumes was due primarily to production from three new wells.

In 2007, our realized oil price was 8% lower than 2006, while our realized gas price was 12% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $10.60 per BOE in 2006 to $12.16 per BOE in 2007.  The increase oil and gas production costs in 2007 were due primarily to surface and subsurface repairs on one property.

Expenses
Depletion on a BOE basis decreased 12% in 2007.  Comparing 2007 to 2006, depletion expense increased $95, of which rate variances accounted for a $1,311 decrease and production variances accounted for a $1,406 increase.

Accretion expense increased 97% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 5% lower in 2007 as compared to 2006.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2007	2006
Oil production in barrels	10,073	9,651
Gas production in mcf	27,610	23,864
Total (BOE)	14,675	13,628
Average price per barrel of oil	$57.73	$64.42
Average price per mcf of gas	$7.91	$7.50
Partnership distributions	$603,397	$643,161
Limited partner distributions	$542,822	$578,599
Per unit distribution to limited partners	$36.19	$38.57
Number of limited partner units	15,000	15,000

Operating Results
The following discussion compares our results for the six months ended June 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective six months period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales decreased $920, of which price variances accounted for a $56,202 decrease and production variances accounted for a $55,282 increase.

Production in 2007 (on a BOE basis) was 8% higher than 2006.  Oil production in 2007 increased 4%.  Our gas production was 16% higher in 2007 than 2006.  The increase in both oil and gas volumes was due primarily to production from three new wells.

In 2007, our realized oil price was 10% lower than 2006, while our realized gas price increase was 5% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $8.34 per BOE in 2006 to $11.57 per BOE in 2007.  The increase in oil and gas production costs in 2007 was due primarily to surface and subsurface repairs on one property.

Expenses
Depletion on a BOE basis decreased 5% in 2007.  Comparing 2007 to 2006, depletion expense increased $437, of which rate variances accounted for a $1,092 decrease and production variances accounted for a $1,529 increase.

Accretion expense increased 84% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 14% lower in 2007 due primarily to lower postage, tax preparation fees and engineering fees.

Liquidity and Capital Resources
Partnership distributions during the six months ending June 30, 2007 were $603,397, of which $542,822 was distributed to the limited partners and $60,575 to the general partners.  Cumulative cash distributions of $15,668,846 have been made to the general and limited partners as of June 30, 2007.  As of June 30, 2007, $14,117,215 or $941.15 per limited partner unit has been distributed to the limited partners, representing 188% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Royalties Institutional Income Fund
VII-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 9, 2007