Form 10-Q
period 2007-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 2007-11-13
CIK 810117

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006, which are found in the Registrant's Form 10-K Report for 2006 filed with the Securities and Exchange Commission.  The December 31, 2006 balance sheet included herein has been taken from the Registrant's 2006 Form 10-K Report.  Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund VII-B, L.P.
Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$92,596	$91,993
Receivable from Managing General Partner	234,527	239,885
State income tax deposits	2,755	3,600
Total current assets	329,878	335,478

Oil and gas properties - using the full-
cost method of accounting	4,312,016	4,292,067
Less accumulated depreciation,
depletion and amortization	3,770,641	3,739,785
Net oil and gas properties	541,375	552,282

	$871,253	$887,760

Liabilities and Partners' Equity (Deficit)

Asset retirement obligations	$167,920	$137,570

Partners' equity (deficit):
General partner	(567,220)	(562,299)
Limited partners	1,270,553	1,312,489
Total partners' equity	703,333	750,190

	$871,253	$887,760

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VII-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues

Income from net profits interests	$396,312	$382,036	$1,026,374	$1,069,122
Interest	1,249	1,230	3,533	4,046
Miscellaneous	95	-	95	-
	397,656	383,266	1,030,002	1,073,168

Expenses

Depreciation, depletion and amortization	10,507	11,099	30,856	31,011
Accretion expense	3,695	1,925	10,401	5,574
General and administrative	35,462	31,847	97,205	104,044
	49,664	44,871	138,462	140,629

Net income	$347,992	$338,395	$891,540	$932,539

Net income allocated to:

Managing General Partner	$34,799	$33,839	$89,154	$93,254

Limited Partners	$313,193	$304,556	$802,386	$839,285

Per limited partner unit	$20.88	$20.30	$53.49	$55.95

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VII-B, L.P.
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:

Cash received from income from net
profits interests	$988,050	$1,024,267
Cash paid to suppliers	(97,205)	(104,044)
Interest received	3,533	4,046
Miscellaneous settlement with general partner	44,622	-
Net cash provided by operating activities	939,000	924,269

Cash flows used in financing activities:

Distributions to partners	(938,397)	(968,161)

Net increase (decrease) in cash and cash equivalents	603	(43,892)

Beginning of period	91,993	153,691

End of period	$92,596	$109,799

Reconciliation of net income to net
cash provided by operating activities:

Net income	$891,540	$932,539

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	30,856	31,011
Accretion expense	10,401	5,574
Decrease (increase) in receivables	6,203	(44,855)
Net cash provided by operating activities	$939,000	$924,269

Noncash investing and financing activities:

Increase in oil and gas properties – SFAS No. 143	$19,949	$-

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

2.            Summary of Significant Accounting Policies
The interim financial information as of September 30, 2007 and for the three and nine months ended September 30, 2007, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in abandonment obligations for the nine months ended September 30, 2007 and 2006 are as follows:

	2007	2006
Beginning of year	$137,570	$85,629
Additional abandonment obligations from new wells	19,949	-
Accretion expense	10,401	5,574
End of period	$167,920	$91,203

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2007, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of September 30, 2007, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	September 30,
	2007	2006
Oil production in barrels	5,052	5,224
Gas production in mcf	12,438	11,804
Total (BOE)	7,125	7,191
Average price per barrel of oil	$72.03	$67.26
Average price per mcf of gas	$8.11	$8.83
Partnership distributions	$335,000	$325,000
Limited partner distributions	$301,500	$292,500
Per unit distribution to limited partners	$20.10	$19.50
Number of limited partner units	15,000	15,000

Operating Results
The following discussion compares our results for the quarters ended September 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales increased $9,140, of which price variances accounted for a $15,109 increase and production variances accounted for a $5,969 decrease.

Production in 2007 (on a BOE basis) was 1% lower than 2006.  Our oil production in 2007 decreased 3%.  Our gas production was 5% higher in 2007 than 2006.

In 2007, our realized oil price was 7% higher than 2006, while our realized gas price was 8% lower.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis decreased from $10.24 per BOE in 2006 to $9.61 per BOE in 2007.  The decrease in oil and gas production costs was due primarily to a workover performed on a gas well in 2006.

Expenses
Depletion on a BOE basis decreased 4% in 2007.  Comparing 2007 to 2006, depletion expense decreased $592, of which rate variances accounted for a $490 decrease and production variances accounted for a $102 decrease.

Accretion expense increased 92% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 11% higher in 2007 as compared to 2006.  The increase in G&A expense is primarily due to an increase in engineering services.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2007	2006
Oil production in barrels	15,125	14,875
Gas production in mcf	40,048	35,668
Total (BOE)	21,800	20,820
Average price per barrel of oil	$62.51	$65.42
Average price per mcf of gas	$7.97	$7.94
Partnership distributions	$938,397	$968,161
Limited partner distributions	$844,322	$871,099
Per unit distribution to limited partners	$56.29	$58.07
Number of limited partner units	15,000	15,000

Operating Results
The following discussion compares our results for the nine months ended September 30, 2007 and 2006.  Unless otherwise indicated, references to 2007 and 2006 within this section refer to the respective nine-month period.

Income from net profits
Comparing 2007 to 2006, oil and gas sales increased $8,219, of which price variances accounted for a $42,920 decrease and production variances accounted for a $51,139 increase.

Production in 2007 (on a BOE basis) was 5% higher than 2006.  Our oil production in 2007 increased 2%.  Our gas production was 12% higher in 2007 than 2006 due primarily to production from three new gas wells.

In 2007, our realized oil price was 4% lower than 2006, while our realized gas price increased less than 1%.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $8.99 per BOE in 2006 to $10.93 per BOE in 2007.  The increase in oil and gas production costs was due primarily to subsurface and surface repairs on one property.

Expenses
Depletion on a BOE basis decreased 5% in 2007.  Comparing 2007 to 2006, depletion expense decreased $155, of which rate variances accounted for a $1,615 decrease and production variances accounted for a $1,460 increase.

Accretion expense increased 87% in 2007 due primarily to revisions in previous estimates related to increased costs to plug wells.

General and administrative (“G&A”) expenses were 7% lower in 2007 as compared to 2006.

Liquidity and Capital Resources
Partnership distributions during the nine months ending September 30, 2007 were $938,397, of which $844,322 was distributed to the limited partners and $94,075 to the general partners.  Cumulative cash distributions of $16,003,846 have been made to the general and limited partners as of September 30, 2007.  As of September 30, 2007, $14,418,715 or $961.25 per limited partner unit has been distributed to the limited partners, representing 192% of contributed capital.

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

Settlement with General Partner
Southwest Royalties Inc. formed a redevelopment plan for the NR Colby B water flood in 1997. The development included drilling 5 additional wells, converting 7 wells to injection, drilling 2 water supply wells, workover of 4 producers, and upgrading injection and production facilities at an estimated cost of $1,547,500.  An outside consultant advised that a fair farm-out arrangement would be for SWRI to pay all the costs of the development in return for 90% of the limited partnerships’ interest in the property.  The project started in December 1997 with the ownership changed effective January 1, 1998. Upon seeing a precipitous decline in oil prices in 1998 the project was cancelled after converting two wells to injection and performing a workover on one well. To satisfy the inequity that resulted from the assignment of the full 90% interest without performing all the planned development activities, SWRI assigned the 90% earned interest back to the partnership effective January 1, 2007 and paid $44,527 to the partnership for the difference between the amount paid and the pre-farm-out interest amount for years 1998 through 2006 less the development cost incurred plus interest.  Accordingly $44,527 was recognized as other income in the fourth quarter of 2006.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Royalties Institutional Income Fund
VII-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 13, 2007