Form 10-Q
period 2008-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 2008-08-14
CIK 810117

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 33-11576

Southwest Royalties Institutional Income Fund VII-B, L.P.
(Exact name of registrant as specified in
its limited partnership agreement)

Delaware	75-2165825
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

6 Desta Drive, Suite 6500, Midland, Texas	79705
(Address of principal executive office)	(Zip Code)

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, which are found in the Registrant's Form 10-K Report for 2007 filed with the Securities and Exchange Commission.  The December 31, 2007 balance sheet included herein has been taken from the Registrant's 2007 Form 10-K Report.  Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund VII-B, L.P.
Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,910	$96,454
Receivable from Managing General Partner	398,663	239,561
State income tax deposits	1,831	3,778
Total current assets	506,404	339,793

Oil and gas properties - using the full-
cost method of accounting	4,290,724	4,312,016
Less accumulated depreciation,
depletion and amortization	3,802,100	3,780,637
Net oil and gas properties	488,624	531,379

	$995,028	$871,172

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$157,705	$171,667

Partners' equity (deficit):
General partner	(554,101)	(567,603)
Limited partners	1,391,424	1,267,108
Total partners' equity	837,323	699,505

	$995,028	$871,172

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VII-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues

Income from net profits interests	$643,031	$353,573	$1,171,019	$630,061
Interest	434	1,240	1,024	2,284
	643,465	354,813	1,172,043	632,345

Expenses

Depreciation, depletion and amortization	10,520	10,056	21,463	20,349
Accretion expense	3,622	3,601	7,330	6,706
General and administrative	41,899	36,055	76,001	61,742
	56,041	49,712	104,794	88,797

Net income	$587,424	$305,101	$1,067,249	$543,548

Net income allocated to:

Managing General Partner	$58,742	$30,510	$106,725	$54,355

Limited Partners	$528,682	$274,591	$960,524	$489,193

Per limited partner unit	$35.25	$18.31	$64.03	$32.61

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VII-B, L.P.
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:

Cash received from income from net
profits interests	$1,013,864	$596,480
Cash paid to suppliers	(76,001)	(61,742)
Interest received	1,024	2,284
Miscellaneous settlement	-	44,527
Net cash provided by operating activities	938,887	581,549

Cash flows used in financing activities:

Distributions to partners	(929,431)	(603,397)

Net increase (decrease) in cash and cash equivalents	9,456	(21,848)

Beginning of period	96,454	91,993

End of period	$105,910	$70,145

Reconciliation of net income to net
cash provided by operating activities:

Net income	$1,067,249	$543,548

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	21,463	20,349
Accretion expense	7,330	6,706
(Increase) decrease in receivables	(157,155)	10,946
Net cash provided by operating activities	$938,887	$581,549

Noncash investing and financing activities:

(Decrease) increase in oil and gas properties –
SFAS No. 143	$(21,292)	$19,949

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

2.             Summary of Significant Accounting Policies
The interim financial information as of June 30, 2008, and for the three and six months ended June 30, 2008, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in abandonment obligations for the six months ended June 30, 2008 and 2007 are as follows:

	2008	2007
Beginning of period	$171,667	$137,570
Additional abandonment obligations from new wells	-	19,949
Revision of estimates	(21,292)	-
Accretion expense	7,330	6,706
End of period	$157,705	$164,225

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Oil and Gas Properties
Oil and gas properties are accounted for at cost under the full-cost method.  The Partnership’s capitalized costs of all evaluated properties (including costs of unsuccessful drilling efforts) within each cost center are amortized on the unit-of-production basis using total proved reserves for that cost center.  All cost centers for these Partnerships are located within the United States.  Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2008, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of June 30, 2008, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	June 30,
	2008	2007
Oil production in barrels	5,119	5,173
Gas production in mcf	10,689	15,526
Total (BOE)	6,901	7,761
Average price per barrel of oil	$120.33	$61.25
Average price per mcf of gas	$12.16	$8.45
Partnership distributions	$529,431	$328,397
Limited partner distributions	$476,208	$295,322
Per unit distribution to limited partners	$31.75	$19.69
Number of limited partner units	15,000	15,000

Operating Results
The following discussion compares our results for the quarters ended June 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $297,993, of which price variances accounted for a $342,157 increase and production variances accounted for a $44,164 decrease.

Production in 2008 (on a BOE basis) was 11% lower than 2007.  Oil production in 2008 decreased 1%.  Our gas production was 31% lower in 2008 than 2007 due primarily to the production decline on one property.

In 2008, our realized oil price was 96% higher than 2007, while our realized gas price was 44% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $12.16 per BOE in 2007 to $14.92 per BOE in 2008.  The increase oil and gas production costs in 2008 were due primarily to higher production taxes resulting from higher commodity prices.

Expenses
Depletion on a BOE basis increased 17% in 2008.  Comparing 2008 to 2007, depletion expense increased $464, of which rate variances accounted for a $1,579 increase and production variances accounted for a $1,115 decrease.

Accretion expense increased 1% in 2008.

General and administrative (“G&A”) expenses were 16% higher in 2008 due primarily to increases in professional fees.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2008	2007
Oil production in barrels	9,960	10,073
Gas production in mcf	22,768	27,610
Total (BOE)	13,755	14,675
Average price per barrel of oil	$109.68	$57.73
Average price per mcf of gas	$11.44	$7.91
Partnership distributions	$929,431	$603,397
Limited partner distributions	$836,208	$542,822
Per unit distribution to limited partners	$55.75	$36.19
Number of limited partner units	15,000	15,000

Operating Results
The following discussion compares our results for the six months ended June 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective six months period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $552,993, of which price variances accounted for a $597,799 increase and production variances accounted for a $44,806 decrease.

Production in 2008 (on a BOE basis) was 6% lower than 2007.  Oil production in 2008 decreased 1%.  Our gas production was 18% lower in 2008 than 2007 due primarily to the production decline on one property.

In 2008, our realized oil price was 90% higher than 2007, while our realized gas price increase was 45% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Oil and gas production costs on a BOE basis increased from $11.57 per BOE in 2007 to $13.21 per BOE in 2008.  The increase in oil and gas production costs in 2008 was due primarily to higher production taxes resulting from higher commodity prices.

Expenses
Depletion on a BOE basis increased 13% in 2008.  Comparing 2008 to 2007, depletion expense increased $1,114, of which rate variances accounted for a $2,390 increase and production variances accounted for a $1,276 decrease.

Accretion expense increased 9% in 2008 due primarily to additional interest in wells received in the first quarter 2007 thereby increasing accretion expense starting in the second quarter 2007.

General and administrative (“G&A”) expenses were 23% higher in 2008 due primarily to increases in professional fees.

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

Liquidity and Capital Resources
Partnership distributions during the six months ending June 30, 2008 were $929,431, of which $836,208 was distributed to the limited partners and $93,223 to the general partners.  Cumulative cash distributions of $17,258,277 have been made to the general and limited partners as of June 30, 2008.  As of June 30, 2008, $15,547,423 or $1,036.49 per limited partner unit has been distributed to the limited partners, representing 207% of contributed capital.

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

Changes in Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the six months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective based on those criteria.

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

Southwest Royalties Institutional Income Fund
VII-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 14, 2008