Form 10-Q
period 2008-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 2008-11-14
CIK 810117

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2007, which are found in the Registrant's Form 10-K Report for 2007 filed with the Securities and Exchange Commission.  The December 31, 2007 balance sheet included herein has been taken from the Registrant's 2007 Form 10-K Report.  Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund VII-B, L.P.
Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,683	$96,454
Receivable from Managing General Partner	384,742	239,561
State income tax deposits	4,285	3,778
Total current assets	487,710	339,793

Oil and gas properties - using the full-
cost method of accounting	4,290,724	4,312,016
Less accumulated depreciation,
depletion and amortization	3,812,699	3,780,637
Net oil and gas properties	478,025	531,379

	$965,735	$871,172

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$161,248	$171,667

Partners' equity (deficit):
General partner	(557,385)	(567,603)
Limited partners	1,361,872	1,267,108
Total partners' equity	804,487	699,505

	$965,735	$871,172

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VII-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues

Income from net profits interests	$613,480	$396,312	$1,784,499	$1,026,374
Interest	467	1,249	1,491	3,533
Miscellaneous	-	95	-	95
	613,947	397,656	1,785,990	1,030,002

Expenses

Depreciation, depletion and amortization	10,599	10,507	32,062	30,856
Accretion expense	3,543	3,695	10,873	10,401
General and administrative	32,641	35,462	108,642	97,205
	46,783	49,664	151,577	138,462

Net income	$567,164	$347,992	$1,634,413	$891,540

Net income allocated to:

Managing General Partner	$56,716	$34,799	$163,441	$89,154

Limited Partners	$510,448	$313,193	$1,470,972	$802,386

Per limited partner unit	$34.03	$20.88	$98.06	$53.49

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VII-B, L.P.
Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:

Cash received from income from net
profits interests	$1,638,811	$988,050
Cash paid to suppliers	(108,642)	(97,205)
Interest received	1,491	3,533
Miscellaneous settlement with general partner	-	44,622
Net cash provided by operating activities	1,531,660	939,000

Cash flows used in financing activities:

Distributions to partners	(1,529,431)	(938,397)

Net increase in cash and cash equivalents	2,229	603

Beginning of period	96,454	91,993

End of period	$98,683	$92,596

Reconciliation of net income to net
cash provided by operating activities:

Net income	$1,634,413	$891,540

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	32,062	30,856
Accretion expense	10,873	10,401
(Increase) decrease in receivables	(145,688)	6,203
Net cash provided by operating activities	$1,531,660	$939,000

Noncash investing and financing activities:

(Decrease) increase in oil and gas properties – SFAS No. 143	$(21,292)	$19,949

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

2.              Summary of Significant Accounting Policies
The interim financial information as of September 30, 2008 and for the three and nine months ended September 30, 2008, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in abandonment obligations for the nine months ended September 30, 2008 and 2007 are as follows:

	2008	2007
Beginning of period	$171,667	$137,570
Additional abandonment obligations from new wells	-	19,949
Revisions of estimates	(21,292)	-
Accretion expense	10,873	10,401
End of period	$161,248	$167,920

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Oil and Gas Properties
The Partnership uses the full cost method of accounting for its oil and gas producing activities.  Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves are capitalized.  Depletion is provided using the unit-of production method based upon estimates of proved oil and gas reserves.  The amortizable base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage value.  All of the Partnership’s oil and gas properties are located within the United States.  Gain or loss on the sale of oil and gas properties is not recognized unless significant oil and gas reserves are sold.

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2008, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of September 30, 2008, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	September 30,
	2008	2007
Oil production in barrels	5,049	5,052
Gas production in mcf	9,621	12,438
Total (BOE)	6,653	7,125
Average price per barrel of oil	$115.97	$72.03
Average price per mcf of gas	$10.79	$8.11
Partnership distributions	$600,000	$335,000
Limited partner distributions	$540,000	$301,500
Per unit distribution to limited partners	$36.00	$20.10
Number of limited partner units	15,000	15,000

Operating Results
The following discussion compares our results for the quarters ended September 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective quarterly period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $224,504, of which price variances accounted for a $247,570 increase and production variances accounted for a $23,066 decrease.

Production in 2008 (on a BOE basis) was 7% lower than 2007.  Our oil production in 2008 decreased less than 1%.  Our gas production was 23% lower in 2008 than 2007 due primarily to the production decline on one property.

In 2008, our realized oil price was 61% higher than 2007, while our realized gas price was 33% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Expenses
Oil and gas production costs on a BOE basis increased from $9.61 per BOE in 2007 to $11.40 per BOE in 2008.  The increase in oil and gas production costs was due primarily to higher production taxes resulting from higher commodity prices.

Depletion on a BOE basis increased 8% in 2008.  Comparing 2008 to 2007, depletion expense increased $92, of which rate variances accounted for a $789 increase and production variances accounted for a $697 decrease.

Accretion expense decreased 4% in 2008 as compared 2007.

General and administrative (“G&A”) expenses were 8% lower in 2008 as compared to 2007.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2008	2007
Oil production in barrels	15,009	15,125
Gas production in mcf	32,389	40,048
Total (BOE)	20,407	21,800
Average price per barrel of oil	$111.79	$62.51
Average price per mcf of gas	$11.24	$7.97
Partnership distributions	$1,529,431	$938,397
Limited partner distributions	$1,376,208	$844,322
Per unit distribution to limited partners	$91.75	$56.29
Number of limited partner units	15,000	15,000

Operating Results
The following discussion compares our results for the nine months ended September 30, 2008 and 2007.  Unless otherwise indicated, references to 2008 and 2007 within this section refer to the respective nine-month period.

Income from net profits
Comparing 2008 to 2007, oil and gas sales increased $777,497, of which price variances accounted for a $845,791 increase and production variances accounted for a $68,294 decrease.

Production in 2008 (on a BOE basis) was 6% lower than 2007.  Our oil production in 2008 decreased 1%.  Our gas production was 19% lower in 2008 than 2007 due primarily to the production decline on one property.

In 2008, our realized oil price was 79% higher than 2007, while our realized gas price increased 41%.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.  We have very little control over the prices we receive for our production at the wellhead since most of our physical marketing arrangements are market-sensitive.

Expenses
Oil and gas production costs on a BOE basis increased from $10.93 per BOE in 2007 to $12.62 per BOE in 2008.  The increase in oil and gas production costs was due primarily to higher production taxes resulting from higher commodity prices.

Depletion on a BOE basis increased 11% in 2008.  Comparing 2008 to 2007, depletion expense increased $1,206, of which rate variances accounted for a $3,177 increase and production variances accounted for a $1,971 decrease.

Accretion expense increased 5% in 2008 as compared to 2007.

General and administrative (“G&A”) expenses were 12% higher in 2008 due primarily to increases in professional fees.

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

Liquidity and Capital Resources
Partnership distributions during the nine months ending September 30, 2008 were $1,529,431, of which $1,376,208 was distributed to the limited partners and $153,223 to the general partners.  Cumulative cash distributions of $17,858,277 have been made to the general and limited partners as of September 30, 2008.  As of September 30, 2008, $16,087,423 or $1,072.49 per limited partner unit has been distributed to the limited partners, representing 214% of contributed capital.

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

Changes in Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the nine months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of September 30, 2008, our internal control over financial reporting is effective based on those criteria.

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

Southwest Royalties Institutional Income Fund
VII-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	November 12, 2008