Form 10-Q
period 2010-03-31
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 2010-05-14
CIK 810117

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, which are found in the Registrant's Form 10-K Report for 2009 filed with the Securities and Exchange Commission.  The December 31, 2009 balance sheet included herein has been taken from the Registrant's 2009 Form 10-K Report.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund VII-B, L.P.
Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,883	$70,853
Receivable from Managing General Partner	205,549	176,254
State income tax deposits	2,950	2,080
Total current assets	294,382	249,187

Oil and gas properties - using the full-
cost method of accounting	4,305,225	4,305,269
Less accumulated depreciation,
depletion and amortization	3,870,187	3,860,200

Net oil and gas properties	435,038	445,069
	$729,420	$694,256

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$198,809	$195,064

Partners' equity (deficit):
General partner	(585,131)	(588,273)
Limited partners	1,115,742	1,087,465

Total partners' equity	530,611	499,192
	$729,420	$694,256

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VII-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues

Income from net profits interests	$284,057	$72,080
Interest	76	43
Other	-	17
	284,133	72,140

Expenses

Depreciation, depletion and amortization	9,987	9,012
Accretion of asset retirement obligations	3,789	3,703
General and administrative	38,938	38,984
	52,714	51,699

Net income	$231,419	$20,441

Net income allocated to:

Managing General Partner	$23,142	$2,044

Limited partners	$208,277	$18,397

Per limited partner unit	$13.89	$1.23

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VII-B, L.P.
Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:

Cash received from income from net profits interests	$253,892	$128,130
Cash paid to suppliers	(38,938)	(38,984)
Interest received	76	43
Other income	-	17

Net cash provided by operating activities	215,030	89,206

Cash flows used in financing activities:

Distributions to partners	(200,000)	(100,000)

Net increase (decrease) in cash and cash equivalents	15,030	(10,794)

Beginning of period	70,853	45,019

End of period	$85,883	$34,225

Reconciliation of net income to net
cash provided by operating activities:

Net income	$231,419	$20,441

Adjustments to reconcile net income to net
cash provided by operating activities:

Depreciation, depletion and amortization	9,987	9,012
Accretion of asset retirement obligations	3,789	3,703
(Increase) decrease in receivables	(30,165)	56,050

Net cash provided by operating activities	$215,030	$89,206

Noncash investing and financing activities:
Decrease in oil and gas properties –
Asset retirement obligations	$(44)	$-

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

2.             Summary of Significant Accounting Policies
The interim financial information as of March 31, 2010, and for the three months ended March 31, 2010, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in abandonment obligations for the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009
Beginning of period	$195,064	$164,950
Revisions of previous estimates	(44)	-
Accretion expense	3,789	3,703
End of period	$198,809	$168,653

4.             Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of March 31, 2010.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense. As of March 31, 2010, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period. If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of March 31, 2010, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	March 31,
	2010	2009
Oil production in barrels	3,789	3,582
Gas production in mcf	7,755	9,570
Total (BOE)	5,082	5,177
Average price per barrel of oil	$78.55	$36.73
Average price per mcf of gas	$8.37	$3.89
Partnership distributions	$200,000	$100,000
Limited partner distributions	$180,000	$90,000
Per unit distribution to limited partners	$12.00	$6.00
Number of limited partner units	15,000	15,000

Operating Results
The following discussion compares our results for the quarters ended March 31, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Revenues
Comparing 2010 to 2009, oil and gas sales increased $193,723, of which price variances accounted for a $193,187 increase and production variances accounted for a $536 increase.

Production in 2010 (on a BOE basis) was 2% lower than 2009.  Our oil production was 6% higher in 2010 than 2009.  Our gas production was 19% lower in 2010 than 2009 due primarily to production decline on one property.

In 2010, our realized oil price was 114% higher than 2009, while our realized gas price was 115% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis decreased from $18.69 per BOE in 2009 to $15.45 per BOE in 2010.  The decrease in oil and gas production costs in 2010 was due primarily to a workover on an injection well in 2009.

Expenses
Depletion on a BOE basis increased 13% in 2010.  Comparing 2010 to 2009, depletion expense increased $975, of which rate variances accounted for a $1,141 increase and production variances accounted for a $166 decrease.

Accretion expense increased 2% in 2010 compared to 2009.

General and administrative (“G&A”) expenses were less than 1% lower in 2010 compared to 2009.

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

Liquidity and Capital Resources
Partnership distributions during the quarter ending March 31, 2010 were $200,000, of which $180,000 was distributed to the limited partners and $20,000 to the general partner.  Cumulative cash distributions of $19,053,994 have been made to the general and limited partners as of March 31, 2010.  As of March 31, 2010, $17,163,210 or $1,144.21 per limited partner unit has been distributed to the limited partners, representing 229% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1.                   Legal Proceedings

None

Item 1A.                Risk Factors

In evaluating all forward-looking statements, you should specifically consider various factors that may cause actual results to vary from those contained in the forward-looking statements.  Our risk factors are included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission on March 31, 2010 and available at www.sec.gov.  There have been no material changes to these risk factors since the filing of our Form 10-K.

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

Southwest Royalties Institutional Income Fund
VII-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	May 14, 2010