Form 10-Q
period 2010-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 2010-08-13
CIK 810117

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

PART I. - FINANCIAL INFORMATION

Item 1.                      Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the "Partnership") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2009, which are found in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.  The December 31, 2009 balance sheet included herein has been taken from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund VII-B, L.P.
Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$103,604	$70,853
Receivable from Managing General Partner	79,683	176,254
State income tax deposits	2,221	2,080
Total current assets	185,508	249,187

Oil and gas properties - using the full-
cost method of accounting	4,306,226	4,305,269
Less accumulated depreciation,
depletion and amortization	3,879,374	3,860,200

Net oil and gas properties	426,852	445,069
	$612,360	$694,256

Liabilities and Partners' Equity (Deficit)

Asset retirement obligation	$203,726	$195,064

Partners' equity (deficit):
General partner	(597,448)	(588,273)
Limited partners	1,006,082	1,087,465

Total partners' equity	408,634	499,192
	$612,360	$694,256

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VII-B, L.P.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues

Income from net profits interests	$203,256	$203,348	$487,312	$275,429
Interest	101	32	177	75
Miscellaneous	-	-	-	17
	203,357	203,380	487,489	275,521

Expenses

Depreciation, depletion and amortization	9,187	9,492	19,174	18,504
Accretion expense	3,916	3,783	7,705	7,486
General and administrative	35,213	34,703	74,151	73,687
	48,316	47,978	101,030	99,677

Net income	$155,041	$155,402	$386,459	$175,844

Net income allocated to:

Managing General Partner	$15,504	$15,540	$38,646	$17,584

Limited Partners	$139,537	$139,862	$347,813	$158,260

Per limited partner unit	$9.30	$9.32	$23.19	$10.55

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VII-B, L.P.
Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:

Cash received from income from net
profits interests	$583,742	$290,589
Cash paid to suppliers	(74,151)	(73,687)
Interest received	177	75
Miscellaneous settlement	-	17
Net cash provided by operating activities	509,768	216,994

Cash flows used in financing activities:

Distributions to partners	(477,017)	(205,717)

Net increase in cash and cash equivalents	32,751	11,277

Beginning of period	70,853	45,019

End of period	$103,604	$56,296

Reconciliation of net income to net
cash provided by operating activities:

Net income	$386,459	$175,844

Adjustments to reconcile net income to
net cash provided by operating activities:

Depreciation, depletion and amortization	19,174	18,504
Accretion expense	7,705	7,486
Decrease in receivables	96,430	15,160
Net cash provided by operating activities	$509,768	$216,994

Noncash investing and financing activities:

Increase in oil and gas properties –
Asset retirement obligation	$957	$14,475

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

2.	Summary of Significant Accounting Policies
The interim financial information as of June 30, 2010, and for the three and six months ended June 30, 2010, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in abandonment obligations for the six months ended June 30, 2010 and 2009 are as follows:

	2010	2009
Beginning of period	$195,064	$164,950
Revision of estimates	957	14,475
Accretion expense	7,705	7,486
End of period	$203,726	$186,911

4.	Subsequent Events
The Partnership has evaluated events and transactions that occurred after the balance sheet date of June 30, 2010.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2010, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership's net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of June 30, 2010, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	June 30,
	2010	2009
Oil production in barrels	3,509	4,014
Gas production in mcf	7,691	10,037
Total (BOE)	4,791	5,687
Average price per barrel of oil	$75.12	$55.74
Average price per mcf of gas	$6.15	$4.64
Partnership distributions	$277,017	$105,717
Limited partner distributions	$249,196	$94,787
Per unit distribution to limited partners	$16.61	$6.32
Number of limited partner units	15,000	15,000

Operating Results
The following discussion compares our results for the quarters ended June 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective quarterly period.

Revenue
Comparing 2010 to 2009, oil and gas sales increased $40,579, of which price variances accounted for a $79,621 increase and production variances accounted for a $39,042 decrease.

Production in 2010 (on a BOE basis) was 16% lower than 2009.  Oil production in 2010 decreased 13% due primarily to production declines on two properties.  Our gas production was 23% lower in 2010 due primarily to production decline on one property.

In 2010, our realized oil price was 35% higher than 2009, while our realized gas price was 33% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $11.78 per BOE in 2009 to $22.48 per BOE in 2010.  The increase oil and gas production costs in 2010 were due primarily to the purchase of equipment and repairs on one property.

Expenses
Depletion on a BOE basis increased 15% in 2010.  Comparing 2010 to 2009, depletion expense decreased $305, of which rate variances accounted for a $1,191 increase and production variances accounted for a $1,496 decrease.

Accretion expense increased 4% in 2010 than 2009.

General and administrative (“G&A”) expenses were 1% higher in 2010 than 2009.

Supplemental Information
The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2010	2009
Oil production in barrels	7,298	7,596
Gas production in mcf	15,446	19,607
Total (BOE)	9,872	10,864
Average price per barrel of oil	$76.90	$46.78
Average price per mcf of gas	$7.27	$4.28
Partnership distributions	$477,017	$205,717
Limited partner distributions	$429,196	$184,787
Per unit distribution to limited partners	$28.61	$12.32
Number of limited partner units	15,000	15,000

Operating Results
The following discussion compares our results for the six months ended June 30, 2010 and 2009.  Unless otherwise indicated, references to 2010 and 2009 within this section refer to the respective six-month period.

Revenue
Comparing 2010 to 2009, oil and gas sales increased $234,302, of which price variances accounted for a $266,040 increase and production variances accounted for a $31,738 decrease.

Production in 2010 (on a BOE basis) was 9% lower than 2009.  Oil production in 2010 decreased 4% than 2009.  Our gas production was 21% lower in 2010 than 2009 due primarily to production decline on one property.

In 2010, our realized oil price was 64% higher than 2009, while our realized gas price was 70% higher.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $15.08 per BOE in 2009 to $18.86 per BOE in 2010.  The increase in oil and gas production costs in 2010 was due primarily to the purchase of equipment and repairs on one property.

Expenses
Depletion on a BOE basis increased 14% in 2010.  Comparing 2010 to 2009, depletion expense increased $670, of which rate variances accounted for a $2,359 increase and production variances accounted for a $1,689 decrease.

Accretion expense increased 3% in 2010 than 2009.

General and administrative (“G&A”) expenses were 1% higher in 2010 than 2009.

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

Liquidity and Capital Resources
Partnership distributions during the six months ending June 30, 2010 were $477,017, of which $429,196 was distributed to the limited partners and $47,821 to the general partners.  Cumulative cash distributions of $19,331,011 have been made to the general and limited partners as of June 30, 2010.  As of June 30, 2010, $17,412,406 or $1,160.83 per limited partner unit has been distributed to the limited partners, representing 232% of contributed capital.

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

Internal Control Over Financial Reporting
There has not been any change in the Partnership’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Southwest Royalties Institutional Income Fund
VII-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ L. Paul Latham
L. Paul Latham
President and Chief Executive Officer

Date:	August 13, 2010