Form 10-Q
period 2011-06-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 2011-08-12
CIK 810117

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(432) 682-6324

(Registrant’s telephone number, including area code)

Not applicable

(Former name former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☒ No

The registrant’s outstanding securities consist of Units of limited partnership interests for which there exists no established public market from which to base a calculation of aggregate market value.

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

Mcf. One thousand cubic feet.

Natural gas liquids.  Liquid hydrocarbons that have been extracted from natural gas, such as ethane, propane, butane and natural gasoline.

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

Proved oil and gas reserves. Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible - from a given date forward from known reservoirs, and under existing economic conditions, operating methods, and government regulations — prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.  (i) The area of the reservoir considered as proved includes:  (A) The area identified by drilling and limited by fluid contacts, if any, and (B) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geoscience and engineering data.  (ii) In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons (LKH) as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.  (iii) Where direct observation from well penetrations has defined a highest known oil (HKO) elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.  (iv) Reserves which can be produced economically through application of improved recovery techniques (including, but not limited to, fluid injection) are included in the proved classification when:  (A) Successful testing by a pilot project in an area of the reservoir with properties no more favorable than in the reservoir as a whole, the operation of an installed program in the reservoir or an analogous reservoir, or other evidence using reliable technology establishes the reasonable certainty of the engineering analysis on which the project or program was based; and (B) The project has been approved for development by all necessary parties and entities, including government entities.

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

PART I. - FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the “Partnership”) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2010, which are found in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.  The December 31, 2010 balance sheet included herein has been taken from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.  Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund VII-B, L.P.

Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$176,623	$121,184
Receivable from Managing General Partner	43,862	192,927
State income tax deposits	2,549	3,841
Total current assets	223,034	317,952

Oil and gas properties - using the full-cost method of accounting	4,306,226	4,306,226
Less accumulated depreciation, depletion and amortization	3,914,429	3,897,050

Net oil and gas properties	391,797	409,176
	$614,831	$727,128

Liabilities and Partners’ Equity (Deficit)

Asset retirement obligation	$175,024	$211,782

Partners’ equity (deficit):
General partner	(594,516)	(586,777)
Limited partners	1,034,323	1,102,123

Total partners’ equity	439,807	515,346
	$614,831	$727,128

The accompanying notes are an integral

part of these financial statements.

Southwest Royalties Institutional Income Fund VII-B, L.P.

Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues

Income from net profits interests	$189,241	$203,256	$483,662	$487,312
Interest	131	101	260	177
	189,372	203,357	483,922	487,489

Expenses

Depreciation, depletion and amortization	8,678	9,187	17,379	19,174
Accretion expense	3,264	3,916	7,357	7,705
General and administrative	35,828	35,213	81,286	74,151
	47,770	48,316	106,022	101,030

Net income	$141,602	$155,041	$377,900	$386,459

Net income allocated to:

Managing General Partner	$14,160	$15,504	$37,790	$38,646

Limited Partners	$127,442	$139,537	$340,110	$347,813

Per limited partner unit	$8.50	$9.30	$22.67	$23.19

The accompanying notes are an integral

part of these financial statements.

Southwest Royalties Institutional Income Fund VII-B, L.P.

Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:

Cash received from income from net profits interests	$589,904	$583,742
Cash paid to suppliers	(81,286)	(74,151)
Interest received	260	177
Net cash provided by operating activities	508,878	509,768

Cash flows used in financing activities:

Distributions to partners	(453,439)	(477,017)

Net increase in cash and cash equivalents	55,439	32,751

Beginning of period	121,184	70,853

End of period	$176,623	$103,604

Reconciliation of net income to net cash provided by operating activities:

Net income	$377,900	$386,459

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	17,379	19,174
Accretion expense	7,357	7,705
Settlement of asset retirement obligations for plugged and abandoned wells	(44,115)	—
Decrease in receivables	150,357	96,430
Net cash provided by operating activities	$508,878	$509,768

Noncash investing and financing activities:

Increase in oil and gas properties –
Asset retirement obligation	$—	$957

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

Revenues, costs and expenses are allocated as follows:

	Limited	General
	Partners	Partners
Interest income on capital contributions	100%	—
Oil and gas sales	90%	10%
All other revenues	90%	10%
Organization and offering costs (1)	100%	—
Syndication costs	100%	—
Amortization of organization costs	100%	—
Property acquisition costs	100%	—
Gain/loss on property disposition	90%	10%
Operating and administrative costs (2)	90%	10%
Depreciation, depletion and amortization of oil and gas properties	90%	10%
All other costs	90%	10%

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

2.                                      Summary of Significant Accounting Policies

The interim financial information as of June 30, 2011, and for the three and six months ended June 30, 2011, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in abandonment obligations for the six months ended June 30, 2011 and 2010 are as follows:

	2011	2010
Beginning of period	$211,782	$195,064
Reduction of obligations due to wells plugged and abandoned	(44,115)	—
Revision of estimates	—	957
Accretion expense	7,357	7,705
End of period	$175,024	$203,726

4.                                      Subsequent Events

The Partnership has evaluated events and transactions that occurred after the balance sheet date of June 30, 2011.  The Partnership did not have any subsequent events that would require recognition in the financial statements or disclosures in these notes to the financial statements.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of June 30, 2011, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

The Partnership’s interest in oil and gas properties consists of net profits interests in proved properties located within the continental United States.  A net profits interest is created when the owner of a working interest in a property enters into an arrangement providing that the net profits interest owner will receive a stated percentage of the net profit from the property.  The net profits interest owner will not otherwise participate in additional costs and expenses of the property.

The Partnership recognizes income from its net profits interest in oil and gas properties on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership’s net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of June 30, 2011, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	June 30,
	2011	2010
Oil production in barrels	3,662	3,509
Gas production in mcf	6,967	7,691
Total (BOE)	4,823	4,791
Average price per barrel of oil	$100.38	$75.12
Average price per mcf of gas	$8.53	$6.15
Partnership distributions	$228,439	$277,017
Limited partner distributions	$205,410	$249,196
Per unit distribution to limited partners	$13.69	$16.61
Number of limited partner units	15,000	15,000

Operating Results

The following discussion compares our results for the quarters ended June 30, 2011 and 2010.  Unless otherwise indicated, references to 2011 and 2010 within this section refer to the respective quarterly period.

Revenue

Comparing 2011 to 2010, oil and gas sales increased $116,061, of which price variances accounted for a $109,023 increase and production variances accounted for a $7,038 increase.

Production in 2011 (on a BOE basis) was 1% higher than 2010.  Oil production in 2011 increased 4% compared to 2010.  Our gas production was 9% lower in 2011 compared to 2010.

In 2011, our realized oil price was 34% higher than 2010, while our realized gas price was 39% higher than 2010.  The average realized price per mcf includes the value received for the natural gas liquids component of the price received for processed natural gas.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $22.48 per BOE in 2010 to $49.29 per BOE in 2011.  The increase in oil and gas production costs in 2011 were due primarily to the cost to plug and abandon five wells during the second quarter of 2011.

Expenses

Depletion on a BOE basis decreased 6% in 2011.  Comparing 2011 to 2010, depletion expense decreased $509, of which rate variances accounted for a $571 decrease and production variances accounted for a $62 increase.

Accretion expense decreased 17% in 2011 due primarily to the seven wells that were plugged and abandoned since the second quarter of 2010.

General and administrative (“G&A”) expenses were 2% higher in 2011 than 2010.

Supplemental Information

The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Six Months Ended
	June 30,
	2011	2010
Oil production in barrels	7,310	7,298
Gas production in mcf	12,089	15,446
Total (BOE)	9,325	9,872
Average price per barrel of oil	$95.72	$76.90
Average price per mcf of gas	$8.20	$7.27
Partnership distributions	$453,439	$477,017
Limited partner distributions	$407,910	$429,196
Per unit distribution to limited partners	$27.19	$28.61
Number of limited partner units	15,000	15,000

Operating Results

The following discussion compares our results for the six months ended June 30, 2011 and 2010.  Unless otherwise indicated, references to 2011 and 2010 within this section refer to the respective six-month period.

Revenue

Comparing 2011 to 2010, oil and gas sales increased $125,305, of which price variances accounted for a $148,783 increase and production variances accounted for a $23,478 decrease.

Production in 2011 (on a BOE basis) was 6% lower than 2010.  Oil production in 2011 increased less that 1% from 2010.  Our gas production was 22% lower in 2011 than 2010 due primarily to the production decline on one property.

In 2011, our realized oil price was 24% higher than 2010, while our realized gas price was 13% higher.  The average realized price per mcf includes the value received for the natural gas liquids component of the price received for processed natural gas.  Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $18.86 per BOE in 2010 to $33.80 per BOE in 2011.  The increase in oil and gas production costs in 2011 was due primarily to the cost to plug and abandon seven wells.

Expenses

Depletion on a BOE basis decreased 4% in 2011.  Comparing 2011 to 2010, depletion expense decreased $1,795, of which rate variances accounted for a $732 decrease and production variances accounted for a $1,063 decrease.

Accretion expense decreased 5% in 2011 than 2010.

General and administrative (“G&A”) expenses were 10% higher in 2011 due primarily to increases in professional fees and engineering services.

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

Liquidity and Capital Resources

Partnership distributions during the six months ending June 30, 2011 were $453,439, of which $407,910 was distributed to the limited partners and $45,529 to the general partners.  Cumulative cash distributions of $20,134,450 have been made to the general and limited partners as of June 30, 2011.  As of June 30, 2011, $18,135,316 or $1,209.02 per limited partner unit has been distributed to the limited partners, representing 242% of contributed capital.

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

•            this evaluation was conducted under the supervision and with the participation of management, including the chief executive and chief financial officers of the Managing General Partner; and

•            it is the conclusion of the chief executive and chief financial officers of the Managing General Partner that these disclosure controls and procedures are effective in ensuring that information that is required to be disclosed by the Partnership in reports filed or submitted with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms established by the SEC.

Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                                        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                                                        Defaults Upon Senior Securities

None

Item 4.                                                        (Removed and Reserved)

None

Item 5.                                                        Other Information

None

Item 6.                                                        Exhibits

(a)                      Exhibits:

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southwest Royalties Institutional Income Fund
VII-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ Mel G. Riggs
Mel G. Riggs
President and Chief Executive Officer

Date:	August 12, 2011