Form 10-Q
period 2011-09-30
SOUTHWEST ROYALTIES INSTITUTIONAL INCOME FUND VII-B L P
filed 2011-11-14
CIK 810117

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Glossary of Oil and Gas Terms

The following are abbreviations and definitions of terms commonly used in the oil and gas industry that are used in this filing.  All volumes of natural gas referred to herein are stated at the legal pressure base to the state or area where the reserves exist and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

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

PART I. - FINANCIAL INFORMATION

Item 1.                    Financial Statements

The unaudited condensed financial statements included herein have been prepared by the Registrant (herein also referred to as the “Partnership”) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments necessary for a fair presentation have been included and are of a normal recurring nature.  The financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2010, which are found in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.  The December 31, 2010 balance sheet included herein has been taken from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.  Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year.

Southwest Royalties Institutional Income Fund VII-B, L.P.

Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$196,505	$121,184
Receivable from Managing General Partner	128,315	192,927
State income tax deposits	3,591	3,841
Total current assets	328,411	317,952

Oil and gas properties - using the full-cost method of accounting	4,306,226	4,306,226
Less accumulated depreciation, depletion and amortization	3,922,177	3,897,050

Net oil and gas properties	384,049	409,176
	$712,460	$727,128

Liabilities and Partners’ Equity (Deficit)

Asset retirement obligation	$178,341	$211,782

Partners’ equity (deficit):
General partner	(585,085)	(586,777)
Limited partners	1,119,204	1,102,123

Total partners’ equity	534,119	515,346
	$712,460	$727,128

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VII-B, L.P.

Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues

Income from net profits interests	$270,666	$257,423	$754,328	$744,734
Interest	106	76	367	253
	270,772	257,499	754,695	744,987

Expenses

Depreciation, depletion and amortization	7,748	8,476	25,127	27,650
Accretion expense	3,317	3,990	10,674	11,695
General and administrative	40,396	32,341	121,682	106,492
	51,461	44,807	157,483	145,837

Net income	$219,311	$212,692	$597,212	$599,150

Net income allocated to:

Managing General Partner	$21,931	$21,269	$59,721	$59,915

Limited Partners	$197,380	$191,423	$537,491	$539,235

Per limited partner unit	$13.16	$12.76	$35.83	$35.95

The accompanying notes are an integral
part of these financial statements.

Southwest Royalties Institutional Income Fund VII-B, L.P.

Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:

Cash received from income from net profits interests	$775,075	$784,139
Cash paid to suppliers	(121,682)	(106,492)
Interest received	367	253
Net cash provided by operating activities	653,760	677,900

Cash flows used in financing activities:

Distributions to partners	(578,439)	(627,017)

Net increase in cash and cash equivalents	75,321	50,883

Beginning of period	121,184	70,853

End of period	$196,505	$121,736

Reconciliation of net income to net cash provided by operating activities:

Net income	$597,212	$599,150

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation, depletion and amortization	25,127	27,650
Accretion expense	10,674	11,695
Settlement of asset retirement obligation for plugged and abandoned wells	(44,115)	—
Decrease in receivables	64,862	39,405
Net cash provided by operating activities	$653,760	$677,900

Noncash investing and financing activities:

Increase in oil and gas properties – Asset retirement obligations	$—	$957

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

2.                                      Summary of Significant Accounting Policies

The interim financial information as of September 30, 2011, and for the three and nine months ended September 30, 2011, is unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods and all such adjustments are of a normal recurring nature.  The interim consolidated financial statements should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

3.                                      Abandonment Obligations

The Partnership follows the provisions of ASC topic 410-20, formerly SFAS No. 143, “Accounting for Asset Retirement Obligations”.  ASC topic 410-20 requires the Partnership to recognize a liability for the present value of all legal obligations associated with the retirement of tangible, long-lived assets and capitalize an equal amount as a cost of the asset.  The cost associated with the abandonment obligations, along with any estimated salvage value, is included in the computation of depreciation, depletion and amortization.

Our asset retirement obligation is measured using primarily Level 3 inputs.  The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and well life.  The inputs are calculated based on historical data as well as current estimated costs.

Southwest Royalties Institutional Income Fund VII-B, L.P.

Notes to Financial Statements

3.                                      Abandonment Obligations — continued

Changes in abandonment obligations for the nine months ended September 30, 2011 and 2010 are as follows:

	2011	2010
Beginning of period	$211,782	$195,064
Reduction of obligations for plugged and abandoned wells	(44,115)	—
Revisions of estimates	—	957
Accretion expense	10,674	11,695
End of period	$178,341	$207,716

4.                                      Subsequent Events

The Partnership has evaluated events and transactions that occurred after the balance sheet date of September 30, 2011 and has determined that no events or transactions have occurred, other than the one shown below, that would require recognition in the financial statements or disclosures in these notes to the financial statements.

On October 28, 2011, the Partnership, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Southwest Royalties, Inc., (“SWR”), pursuant to which the Partnership will be merged with and into SWR (the “Merger”) with SWR surviving the Merger.  Pursuant to the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time), each unit representing a limited partnership interest in the Partnership (“Unit”) outstanding immediately prior to the Effective Time, other than Units held by SWR, will be converted into the right to receive cash in an amount equal to $275.54 less the sum of the per Unit cash distributions made after September 30, 2011, if any. SWR will not receive any cash payment for its Units; however, as a result of the Merger, SWR will acquire 100% of the assets and liabilities of the Partnership.

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

Should the net capitalized costs exceed the estimated present value of oil and gas reserves, discounted at 10%, such excess costs would be charged to current expense.  As of September 30, 2011, the net capitalized costs did not exceed the estimated present value of oil and gas reserves.

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

The Partnership recognizes income from its net profits interest in oil and gas property on an accrual basis, while the quarterly cash distributions of the net profits interest are based on a calculation of actual cash received from oil and gas sales, net of expenses incurred during that quarterly period.  If the net profits interest calculation results in expenses incurred exceeding the oil and gas income received during a quarter, no cash distribution is due to the Partnership’s net profits interest until the deficit is recovered from future net profits.  The Partnership accrues a quarterly loss on its net profits interest provided there is a cumulative net amount due for accrued revenue as of the balance sheet date.  As of September 30, 2011, there were no timing differences, which resulted in a deficit net profit interest.

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

	Three Months Ended
	September 30,
	2011	2010
Oil production in barrels	3,738	4,302
Gas production in mcf	5,607	7,612
Total (BOE)	4,673	5,571
Average price per barrel of oil	$89.10	$74.00
Average price per mcf of gas	$8.41	$5.87
Partnership distributions	$125,000	$150,000
Limited partner distributions	$112,500	$135,000
Per unit distribution to limited partners	$7.50	$9.00
Number of limited partner units	15,000	15,000

Operating Results

The following discussion compares our results for the quarters ended September 30, 2011 and 2010.  Unless otherwise indicated, references to 2011 and 2010 within this section refer to the respective quarterly period.

Revenue

Comparing 2011 to 2010, oil and gas sales increased $17,231, of which price variances accounted for a $70,727 increase and production variances accounted for a $53,496 decrease.

Production in 2011 (on a BOE basis) was 16% lower than 2010.  Our oil production was 13% lower in 2011 than 2010 due primarily to production declines on two properties.  Our gas production was 26% lower in 2011 than 2010 due primarily to production decline on one field.

In 2011, our realized oil price was 20% higher than 2010, while our realized gas price was 43% higher.  The average realized price per mcf includes the value received for the natural gas liquids component of the price received for processed natural gas. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $18.95 per BOE in 2010 to $23.45 per BOE in 2011.  The increase in oil and gas production costs was due primarily to the increase in production taxes resulting from the increase in revenue.

Expenses

Depletion on a BOE basis increased 9% in 2011.  Comparing 2011 to 2010, depletion expense decreased $728, of which rate variances accounted for a $639 increase and production variances accounted for a $1,367 decrease.

Accretion expense decreased 17% in 2011 as compared to 2010 due primarily to the five wells that were plugged and abandoned in the second quarter of 2011.

General and administrative (“G&A”) expenses were 25% higher in 2011 due primarily to increases in professional fees.

Supplemental Information

The following unaudited information is intended to supplement the financial statements included in this Form 10-Q with data that is not readily available from those statements.

	Nine Months Ended
	September 30,
	2011	2010
Oil production in barrels	11,048	11,600
Gas production in mcf	17,696	23,058
Total (BOE)	13,997	15,443
Average price per barrel of oil	$93.48	$75.83
Average price per mcf of gas	$8.27	$6.81
Partnership distributions	$578,439	$627,017
Limited partner distributions	$520,410	$564,196
Per unit distribution to limited partners	$34.69	$37.61
Number of limited partner units	15,000	15,000

Operating Results

The following discussion compares our results for the nine months ended September 30, 2011 and 2010.  Unless otherwise indicated, references to 2011 and 2010 within this section refer to the respective nine month period.

Revenue

Comparing 2011 to 2010, oil and gas sales increased $142,536, of which price variances accounted for a $220,883 increase and production variances accounted for a $78,347 decrease.

Production in 2011 (on a BOE basis) was 9% lower than 2010.  Our oil production was 5% lower in 2011 than 2010.  Our gas production was 23% lower in 2011 than 2010 due primarily to production decline on one field.

In 2011, our realized oil price was 23% higher than 2010, while our realized gas price was 21% higher.  The average realized price per mcf includes the value received for the natural gas liquids component of the price received for processed natural gas. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile.

Oil and gas production costs on a BOE basis increased from $18.89 per BOE in 2010 to $30.34 per BOE in 2011.  The increase in oil and gas production costs was due primarily to the cost to plug and abandon a well.

Expenses

Depletion on a BOE basis increased less than 1% in 2011.  Comparing 2011 to 2010, depletion expense decreased $2,523, of which rate variances accounted for a $65 increase and production variances accounted for a $2,588 decrease.

Accretion expense decreased 9% in 2011 as compared to 2010.

General and administrative (“G&A”) expenses were 14% higher in 2011 due primarily to increases in professional fees.

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

Liquidity and Capital Resources

Partnership distributions during the nine months ending September 30, 2011 were $578,439, of which $520,410 was distributed to the limited partners and $58,029 to the general partners.  Cumulative cash distributions of $20,259,450 have been made to the general and limited partners as of September 30, 2011.  As of September 30, 2011, $18,247,816 or $1,216.52 per limited partner unit has been distributed to the limited partners, representing 243% of contributed capital.

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

Internal Control Over Financial Reporting

No changes in internal control over financial reporting were made during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                                                         Defaults Upon Senior Securities

None

Item 4.                                                         (Removed and Reserved)

None

Item 5.                                                         Other Information

None

Item 6.                                                         Exhibits

(a)                      Exhibits:

2.1

Agreement and Plan of Merger dated October 28, 2011 by and between Southwest Royalties, Inc. and Southwest Royalties Institutional Income Fund VII-B, L.P., filed as Exhibit 2.2 to our Current Report on Form 8-K filed with the Commission on November 2, 2011.

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

Southwest Royalties Institutional Income Fund
VII-B, L.P., a Delaware limited partnership

By:	Southwest Royalties, Inc., Managing
General Partner

By:	/s/ Mel G. Riggs
Mel G. Riggs
President and Chief Executive Officer

Date:	November 14, 2011